Form 10-Q
period 1995-06-30
BROAD NATIONAL BANCORPORATION
filed 1995-08-14
CIK 703800

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995         Commission File Number 0-16637



                         BROAD NATIONAL BANCORPORATION
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                     22-2395057
------------------------------                        ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       identification No.)

 905 Broad Street, Newark NJ                               07102
------------------------------                        ---------------------
(Address of principal executive offices)                 (Zip Code)


Registrant telephone number, including area code (201) 624-2300
                                                       --------


                                      N/A
---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                        YES  X      NO
                                           ------     ------

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of July 31, 1995:

                   Common Stock, $1.00 par value - 3,001,133

                         BROAD NATIONAL BANCORPORATION

                   Index to Form 10-Q Financial Information
            For the Three Months and Six Months Ended June 30, 1995
           ---------------------------------------------------------


                                                             PAGE
                                                             ----

PART 1 - FINANCIAL INFORMATION                                  3
------------------------------

Consolidated Statements of Condition
 as of June 30, 1995 and December 31, 1994                      4

Consolidated Statements of Income for the
 Three Month and Six Month Periods Ended
 June 30, 1995 and 1994                                         5

Consolidated Statements of Cash Flows for the Six
 Month Periods Ended June 30, 1995 and 1994                     7

Notes to Consolidated Financial Statements                      8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                           10


PART 2 - OTHER INFORMATION                                     20
--------------------------


Items 1 to 5                           Not Applicable or Negative


Item 6                                                         20

Signatures                                                     21

Exhibit I - Computation of Net Income
            per Common Share                                   22

Exhibit II - Independent Auditor's Review Report of Interim
             Financial Information                             23

                         BROAD NATIONAL BANCORPORATION



PART 1 - FINANCIAL INFORMATION

The following consolidated financial statements of Broad National Bancorporation as of June 30, 1995 and December 31, 1994 as well as the three month and six month periods ended June 30, 1995 and 1994 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further clarification and understanding, these interim statements should be read in conjunction with the annual report on Form 10-K of Broad National Bancorporation for the year ended December 31, 1994.

The results of operations for the periods presented are not necessarily an indication of the results which can be expected for 1995.

The registrant's independent public accountants, KPMG Peat Marwick LLP, have performed a limited review of these interim statements in accordance with the standards for such reviews promulgated by the American Institute of Certified Public Accountants. See page 23 for their report on this limited review.

                         BROAD NATIONAL BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CONDITION
                                (IN THOUSANDS)


                                                              JUNE 30    DECEMBER 31,
                                                               1995          1994
                                                             --------   ------------
                                                           (Unaudited)
ASSETS
------
CASH AND DUE FROM BANKS                                      $ 23,261   $ 24,485
FEDERAL FUNDS SOLD                                             65,100     13,810
SECURITIES HELD-TO-MATURITY
 (aggregate market value $86,541)
   and $84,188, respectively)                                  87,633     89,789
SECURITIES AVAILABLE-FOR-SALE                                  23,601     21,144
LOANS, Net of unearned income & deferred loan fees            262,275    267,048
  LESS -
    Allowance for possible loan losses                          7,434      7,602
-------------------------------------------------------      --------   --------
     NET LOANS                                                254,841    259,446
-------------------------------------------------------      --------   --------
PREMISES AND EQUIPMENT, net                                     9,506      9,526
ACCRUED INTEREST RECEIVABLE                                     2,859      2,860
OTHER ASSETS                                                    7,226      7,570
-------------------------------------------------------      --------   --------
     TOTAL ASSETS                                            $474,027   $428,630
-------------------------------------------------------      --------   --------

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
 Non-interest bearing demand                                 $ 97,988   $100,289
 Savings and interest bearing demand                          231,091    215,789
 Time deposits less than $100,000                              84,979     61,567
 Time deposits of $100,000 or more                             20,605     13,821
-------------------------------------------------------      --------   --------
     Total Deposits                                           434,663    391,466
SHORT-TERM BORROWINGS                                           1,405        177
ACCRUED TAXES, INTEREST AND OTHER LIABILITIES                   5,587      6,721
-------------------------------------------------------      --------   --------
     TOTAL LIABILITIES                                        441,655    398,364
-------------------------------------------------------      --------   --------

SHAREHOLDERS' EQUITY:
Preferred stock-1985 class, $10 par value,
 authorized and outstanding 17,124
 (preference on liquidation of $651)                              171        171
8 1/2% Cumulative Convertible Preferred Stock-1992
 class, $1 par value, authorized 690,000 shares,
 outstanding 648,875 shares at 6/30/95
 and 653,375 shares at 12/31/94
 (preference on liquidation of $6,489)                            649        653
Common stock, $1 par value, authorized
 5,500,000; outstanding 2,891,181 shares at 6/30/95
 and 2,882,592 shares at 12/31/94                               2,891      2,883
Capital surplus                                                23,208     23,213
Retained earnings                                               5,506      4,062
Unrealized loss on securities available for sale, net         (    53)    (  716)
-------------------------------------------------------      --------   --------
TOTAL SHAREHOLDERS' EQUITY                                     32,372     30,266
-------------------------------------------------------      --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $474,027   $428,630
-------------------------------------------------------      --------   --------

See accompanying notes to consolidated financial statements.

                                      BROAD NATIONAL BANCORPORATION
                                   CONSOLIDATED STATEMENTS OF INCOME
                                           (IN THOUSANDS)


                                                             3 MONTH PERIOD ENDED              6 MONTH  PERIOD ENDED
                                                           -------------------------           ----------------------
                                                                   JUNE 30                               JUNE 30
                                                            1995                   1994             1995         1994
                                                                   (Unaudited)                         (Unaudited)
INTEREST INCOME
  Interest and fees on loans                               $6,124                 $5,354            $12,217      $10,761
  Interest and dividends on investments -
   Taxable                                                  1,630                  1,407              3,276        2,598
   Exempt from federal income taxes                             3                      5                 12           11
   Interest on federal funds sold                             643                    537                894          848
-------------------------------------------------          ------                 ------            -------      -------
   TOTAL INTEREST INCOME                                    8,400                  7,303             16,399       14,218
-------------------------------------------------          ------                 ------            -------      -------

INTEREST EXPENSE:
   Interest on savings & interest bearing
     demand deposits                                        1,323                  1,270              2,487        2,482
   Interest on time certificates of
     deposit of $100,000 or more                              270                     88                484          209
   Interest on other time deposits                          1,005                    484              1,652          967
   Interest on short-term borrowings                           14                      3                131            4
-------------------------------------------------          ------                 ------            -------      -------
   TOTAL INTEREST EXPENSE                                   2,612                  1,845              4,754        3,662
-------------------------------------------------          ------                 ------            -------      -------

NET INTEREST INCOME                                         5,788                  5,458             11,645       10,556
-------------------------------------------------          ------                 ------            -------      -------

PROVISION FOR POSSIBLE LOAN LOSSES                            120                    100                220          200
-------------------------------------------------          ------                 ------            -------      -------

INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                     5,668                  5,358             11,425       10,356
-------------------------------------------------          ------                 ------            -------      -------
NON-INTEREST  INCOME
  Service charges on deposit accounts                         872                    895              1,686        1,680
  Other income                                                228                    192                424          347
  Gain (loss) on sale of loans held for sale                    3                    (95)                 6         (307)
  Loss on sale of securities available-for-sale                 0                    (48)                 0          (48)
-------------------------------------------------          ------                 ------            -------      -------
    TOTAL NON-INTEREST  INCOME                              1,103                    944              2,116        1,672
-------------------------------------------------          ------                 ------            -------      -------

NON-INTEREST EXPENSES:
  Salaries and wages                                        1,971                  1,767              3,943        3,595
  Employee benefits                                           572                    563              1,133        1,090
  Occupancy expense                                           492                    530                964        1,026
  Furniture and equipment expense                             353                    343                665          668
  Data processing fees                                        277                    292                555          611
  Legal fees                                                  124                    315                250         (240)
  Professional fees                                           228                    206                413          431
  Postage, delivery and communication                         160                    166                313          315
  FDIC and OCC assessments                                    248                    287                496          573
  Other real estate expense                                     5                     28                 24           90
  Other expenses                                              655                    796              1,360        1,363
-------------------------------------------------          ------                 ------            -------      -------
     TOTAL NON-INTEREST  EXPENSES                           5,085                  5,293             10,116        9,522
-------------------------------------------------          ------                 ------            -------      -------

See accompanying notes to consolidated financial statements.

                         BROAD NATIONAL BANCORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                 3 MONTH PERIOD ENDED    6 MONTH PERIOD ENDED
                                                      JUNE 30                 JUNE 30
                                                  1995        1994       1995        1994
                                                    (Unaudited)             (Unaudited)

INCOME BEFORE INCOME TAXES                          1,686       1,009       3,425       2,506
PROVISION FOR INCOME TAXES                            713          11       1,444         665
---------------------------------------------  ----------  ----------  ----------  ----------
NET INCOME                                     $      973  $      998  $    1,981  $    1,841

NET INCOME APPLICABLE TO COMMON STOCK          $      820  $      843  $    1,674  $    1,532

AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (1)
    PRIMARY                                     2,924,790   2,875,593   2,913,660   2,876,037
    ASSUMING FULL DILUTION                      4,294,734   4,243,019   4,292,163   4,243,019

NET INCOME PER COMMON SHARE (1)

    PRIMARY EARNINGS PER COMMON SHARE          $     0.28  $     0.29  $     0.57  $     0.53

    FULLY DILUTED EARNINGS PER COMMON SHARE    $     0.22  $     0.24  $     0.46  $     0.44



(1) 1994 PER COMMON SHARE DATA HAS BEEN RESTATED TO REFLECT THE 5% STOCK DIVIDEND DISTRIBUTED IN DECEMBER 1994.




See accompanying notes to consolidated financial statements.

                         BROAD NATIONAL BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                          SIX  MONTH PERIOD ENDED JUNE 30
                                                                  1995       1994
                                                                ---------  ---------
                                                               (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $ 1,981   $  1,841
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                     581        638
   Amortization of securities premium net                            107        490
   Amortization of deferred points and fees
     and deferral of loan origination costs                         (232)      (145)
  Provision for possible loan losses                                 220        200
  Deferred tax benefit                                                61        189
  Decrease in accrued taxes
     interest, and other liabilities                              (1,134)    (1,927)
  (Gain) Loss on sale of loans held for sale                          (6)       307
  Loss on sale of securities available for sale                        0         48
   Loss on sale of other real estate owned                             9          0
   Write down of other real estate owned                               0         89
  ( Increase) decrease in accrued interest receivable                  1       (427)
  Other Net                                                         (437)     1,719
--------------------------------------------------------------   -------   --------
  Net cash provided by operating activities                      $ 1,151   $  3,022
--------------------------------------------------------------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of other real estate owned              $   166   $    235
  Net (increase) decrease in loan balances                         4,269     (6,006)
  Proceeds from sale of loans held for sale                          663     13,678
  Proceeds from maturities of securities
    held-to-maturity                                               3,512     12,525
  Proceeds from the sale of securities available-for-sale              0      6,665
  Proceeds from maturities of securities
    available-for-sale                                               538      3,528
  Purchase of securities available for sale                       (2,015)    (2,026)
  Purchase of securities held-to-maturity                         (1,546)   (29,370)
  Capital expenditures                                              (561)      (644)
--------------------------------------------------------------   -------   --------
  Net cash provided by (used in) investing activities            $ 5,026   $ (1,415)
--------------------------------------------------------------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in certificates of deposit             $30,196   $ (2,782)
  Net increase in demand deposit, savings
    and interest bearing demand accounts                          13,001     38,190
  Net increase in short-term borrowings                            1,228        115
  Dividends paid                                                    (536)      (418)
--------------------------------------------------------------   -------   --------
  Net cash provided by  financing activities                      43,889   $ 35,105
--------------------------------------------------------------   -------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        $50,066   $ 36,712
CASH AND CASH EQUIVALENTS, beginning of period                    38,295     62,342
--------------------------------------------------------------   -------   --------
CASH AND CASH EQUIVALENTS, end of period                         $88,361   $ 99,054
--------------------------------------------------------------   -------   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
    Interest                                                     $ 4,079   $  3,701
    Taxes                                                        $ 1,687   $  1,046
--------------------------------------------------------------   -------   --------
See accompanying notes to consolidated financial statements.

                         BROAD NATIONAL BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)



(1)  Principles of consolidation -

     The consolidated financial statements include the accounts of Broad National Bancorporation, its wholly owned subsidiary Broad National Bank and the Bank's wholly owned subsidiaries BNB Investment Corporation, Broad National Realty Corporation and Bronatoreo, Inc. All intercompany accounts and transactions have been eliminated.

     As used in this report, the term "Company" relates to Broad National Bancorporation and its subsidiaries on a consolidated basis; the term "Bancorporation" relates to Broad National Bancorporation (parent company only); and the term "Bank" relates to Broad National Bank and its subsidiaries on a consolidated basis.


(2)  Net income per share -

     Primary net income per common share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common shares outstanding during each period adjusted for stock options. Fully diluted per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding adjusted for shares issuable upon conversion of preferred stock and stock options.

     All 1994 share and per share amounts have been restated to reflect the 5% stock dividend distributed in December 1994.


(3)  Legal Fees

     Legal fees for the 6 months ended June 30, 1994 include a one-time recovery of $875,000 of legal expenses in conjunction with a previously announced settlement of claims made under the Company's insurance policy for reimbursement of losses and expenses arising from alleged loan irregularities discovered in February 1991.

                         BROAD NATIONAL BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

                                  (Unaudited)



(4)  Accounting by Creditors for the Impairment of a Loan

     Effective January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and its subsequent amendment SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Adoption of SFAS No. 114, as amended, prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings and amends SFAS No. 5, "Accounting for Contingencies," and SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

     SFAS No. 114, as amended, addresses the accounting for impaired loans and specifies how allowance for credit losses related to these impaired loans should be determined. SFAS No. 114 sets forth measurement methods for estimating the portion of total loans attributable to impaired loans. It does not address the overall adequacy of the allowance for loan losses, but focuses instead on the allowance for estimated credit losses on impaired loans. It is the Company's responsibility to ensure that the overall allowance for loan losses is adequate to cover all estimated credit losses in the loan portfolio. At June 30, 1995, SFAS No. 114 impaired loans totaled $4,063,000 and the related allowance for loan losses was $624,000. The June 30, 1995 impaired loans consisted of non-accrual loans and loans internally classified as substandard or below and in each instance above an established dollar threshold. All loans below the established dollar threshold are considered homogeneous and are considered in the Bank's normal credit evaluation process. The average recorded investment in impaired loans for the first six months of 1995 was $3,943,000. Since the Company sufficiently evaluates the adequacy of the allowance for loan losses, the impact of adopting SFAS No. 114, as amended, did not have an effect on the allowance for loan losses or the existing income recognition and charge-off policies for non-performing loans.


(6)  Reclassification -

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1995 presentation.

                                       BROAD NATIONAL BANCORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1995
----------------------------------------



                                    SUMMARY
                                    -------

The Company reported second quarter 1995 net income of $973,000 or $0.22 per fully diluted common share. This compares to $998,000 or $0.24 per fully diluted common share for the second quarter of 1994, which included a $400,000 tax benefit resulting from a valuation allowance adjustment relative to the company's deferred tax asset.

For the first six months of 1995, the Company reported net income of $1,981,000 or $0.46 per fully diluted common share, compared to net income of $1,841,000 or $0.44 per fully diluted common share for the first half of 1994. In addition to the $400,000 tax benefit, net income for the first six months of 1994 also included a one time recovery of $875,000 ($578,000 tax effected) of legal expenses in conjunction with a previously announced insurance settlement.

The Company's annualized return on average assets and annualized return on average shareholder's equity were .89% and 12.58%, respectively, for the first six months of 1995 compared to annualized returns of .82% and 13.26%, respectively, for the same 1994 period.

                         BROAD NATIONAL BANCORPORATION

RESULTS OF OPERATIONS
---------------------

Net Interest Income
-------------------

Net interest income, the primary source of earnings for the Company, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and other interest bearing liabilities. Earning assets include loans, investment securities and federal funds sold. Interest bearing liabilities include savings, interest bearing demand and time deposits, and short-term borrowings.

The table on the following page sets forth the Company's consolidated average balance of assets, liabilities, and shareholders' equity as well as the amount of interest income or interest expense and the average rate for each category of interest-earning assets and interest-bearing liabilities. Non-accrual loans are included in average loans, and interest on loans includes loan fees which were not material. Non-taxable income from investment securities and loans is presented on a tax-equivalent basis assuming a 34% tax rate.



                       NOTES TO NET INTEREST INCOME TABLE

(1) Interest income for investments in states and political subdivisions include tax equivalent adjustments at 34% tax rate.

(2) Average rates reflect the tax equivalent adjusted yields on nontaxable investments and loans.

(3) Represents the difference between interest earned and interest paid, divided by total interest-earning assets.

(4)  Annualized.

                                       NET INTEREST INCOME
                                     Six Months Ended June 30
                                      (Dollars in Thousands)


                                                              1995                                  1994
                                                            --------                              --------
                                                   Average   Interest  Average          Average   Interest  Average
                                                   Balance   and Fees  Rate (4)         Balance   and Fees  Rate (4)
                                                   --------  --------  ---------         --------  --------  --------

ASSETS

Federal Funds Sold                                 $30,102   $  894       5.91%          $47,468    $  848    3.55%
                                                    -------   ------       ----           -------    ------    ----
Investment Securities
   U.S. Treasury                                     22,558      680       6.03%           20,952       465    4.44%
   U. S. Government Agencies                         85,567    2,561       5.99%           80,821     2,108    5.22%
   States and political subdivisions (1 )             1,556       48       6.17%            1,009        28    5.55%
   Other Bonds                                          373       11       5.90%              388        13    6.70%
                                                    -------   ------       ----           -------    ------    ----
Total Investment Securities                         110,054    3,300       6.00%(2)       103,170     2,614    5.07%(2)
                                                    -------    ------      -----          -------    ------    -----
Loans
     Mortgage                                       135,181     6,131      9.07%          124,949     5,542    8.87%
      Installment                                    35,350     1,709      9.75%           37,507     1,493    8.03%
      Commercial                                     96,100     4,327      9.08%           98,800     3,676    7.50%
      State and political subdivisions (1)            1,182        74     12.52%            1,319        75   11.37%
                                                    -------    ------     -----           -------    ------   -----
Total Loans                                         267,813    12,241      9.22%          262,575    10,786    8.28%
                                                    -------     ------    -----            -------    ------   -----
Total interest earning assets                       407,969   $16,435      8.12%(2)        413,213   $14,248    6.95%(2)
                                                   --------   -------    -----             -------   -------    ----


Less - Allowance for possible loan losses             7,528                               11,356
All other assets                                     46,853                               44,906
                                                   --------                             ---------
Total Assets                                       $447,294                             $446,763
                                                   --------                             ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Time Deposits
  Savings and interest bearing
   demand deposits                                 $221,170   $2,487      2.27%         $247,090   $2,482     2.03%
  Certificate of Deposits
    Under $100,000                                   71,310    1,652      4.67%           64,583      967     3.02%
    Over $100,000                                    19,365      484      5.04%           12,940      209     3.26%
                                                    --------   ------     ----          --------    -----      ----
Total Time Deposits                                 311,845    4,623      2.99           324,613    3,658     2.27%

Short term borrowings                                 4,612      131      5.65%              383        4     2.08%
                                                   --------   ------      ----           --------    -----     ----

Total Interest Bearing Liabilities                  316,457   $4,754     3.03%           324,996   $3,662     2.27%
                                                   --------   ------     ----            -------   ------     ----

Other liabilities                                    6,094                                 4,029
Demand deposits                                     93,000                                89,952
Shareholders' equity                                31,743                                27,786
                                                   -------                               -------

Total liabilities and
 shareholders' equity                             $447,294                              $446,763
                                                  --------                             --------

NET INTEREST INCOME; NET INTEREST SPREAD                     $11,681      5.09%                   10,586     4.68%
NET INTEREST MARGIN                                                       5.77%(3)                           5.17%(3)


Rate/Volume Analysis Of Net Interest Income
-------------------------------------------

The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the six months ended June 30, 1995 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.


                                                  Increase (Decrease) Due to a
                                                        Change in the
                                              ----------------------------------------
                                               Average Balance   Average Rate   Total
                                              ----------------   ------------  -------
                                                      (Dollars in Thousands)
Interest Earned on:
  Loans                                              $ 288         $1,167      $1,455
  Investment securities                                182            504         686
  Federal funds sold                                  (384)           430          46
                                                     -----         ------      ------
  Total interest income                              $  86         $2,101      $2,187
                                                     -----         ------      ------
Interest paid on:
  Savings and interest
   bearing demand deposits                          $(277)         $  282      $    5
  Certificates of deposit:
          Under $100,000                               94             591         685
          Over $100,000                               132             143         275
Short term borrowings                                 109              18         127
                                                    -----          ------      ------
Total Interest expense                              $  58          $1,034      $1,092
                                                    -----          ------      ------
Change in net interest income                       $  28          $1,067      $1,095
Percent increase in net interest                    ----           ------      ------
 income over the prior period                                                   10.34%
                                                                               ------

Total tax equivalent interest income of $16,435,000 for the first six months of 1995 represents an increase of $2,187,000 or 15.3% over total tax equivalent interest income of $14,248,000 for the first six months of 1994. This improvement is primarily due to an increase of 117 basis points in the average rate earned on interest earning assets which in turn is the result of a rising interest rate environment. The average rates earned on federal funds sold, investment securities and loans during the first half of 1995 were 236 basis points, 93 basis points and 94 basis points, respectively, higher than the year-ago period. These increased average rates resulted in an increase of $2,101,000 in total interest income for the first half of 1995 as compared to the first half of 1994. Total average interest earning assets for the first six months of 1995 were $5,244,000 or 1.3% lower than the comparable 1994 period, however, the decline was represented by relatively lower yielding federal funds sold, which average balance for the first half of 1995 was $17,366,000 lower than for the first half of 1994. This decrease was partially offset by increased average balances of investment securities and loans of $6,884,000 and $5,238,000 respectively. Overall, the increase in average balances of investment securities and loans for the first half of 1995 as compared to the year-ago period contributed to an increase of $86,000 in total interest income.

Total interest expense of $2,612,000 for the second quarter of 1995 was $470,000 or 21.9% higher than first quarter 1995 interest expense, and total interest expense of $4,754,000 for the first six months of 1995 was $1,092,000 or 29.8% higher than the comparable prior year period. The increase in interest expense is primarily due to the increase in the average rates paid on deposits, and to a lesser extent due to the change in the mix of interest bearing liabilities. The average rate paid for interest bearing liabilities during the first six months of 1995 was 76 basis points higher than the year-ago period, with the largest increase in rates reflected in certificates of deposit and short-term borrowings, which rates were 72 basis points and 357 basis points, respectively, higher than the comparable prior year period. Additionally, increases in the average balances of relatively higher cost certificates of deposit and short-term borrowings contributed to an additional $58,000 increase in total interest expense for the first six months of 1995 as compared to the similar 1994 period.

Tax equivalent net interest income for the first six months of 1995 increased by $1,095,000 over the first six months of 1994, and the net interest margin for the first half of 1995 was 60 basis points higher than the year-ago period.
This increase is primarily attributable to the fact that yields on interest earning assets increased more quickly and to a greater degree than rates paid on interest bearing liabilities.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $120,000 for the second quarter of 1995 and $220,000 for the first six months of 1995, compared to $100,000 and $200,000, respectively, for the comparable 1994 periods. Actual net loan charge-offs for the first six months of 1995 were $388,000 or 0.28% (annualized) of average total loans, as compared to net loan charge-offs of $3,031,000 or 2.4% (annualized) of average total loans for the comparable 1994 period. 1994 charge-offs included approximately $2,696,000 related to the sale of $5,654,000 of troubled loans during the second quarter of 1994, and 1994 recoveries included $500,000 received in conjunction with a previously announced insurance settlement.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
---------------------------------------------

Total non-interest income of $2,116,000 for the first half of 1995 was $444,000 or 26.6% higher than the year-ago period. $77,000 of this increase is attributable to other income, and rental income represents the most significant increase in the other income category. The remainder of the improvement is attributable to the fact that non-interest income for the first half of 1994 was negatively impacted as the result of losses of $307,000 on the sale of loans held for sale and $48,000 on the sale of securities available for sale.

Total non-interest expense of $10,116,000 for the first six months of 1995 were $594,000 or 6.2% higher than the comparable 1994 period. The largest component of this increase is legal fees, which are $490,000 higher than the year ago period. 1994 legal fees included the $875,000 recovery of legal expenses received in conjunction with the previously announced settlement of claims made under the Company's insurance policy.

In an effort to reduce salary and benefits expense in future periods, during the third quarter of 1995, management has offered an early retirement program to selected employees who meet the criteria of the program. Management will record a one-time charge, which could approximate $200,000, during the third quarter of 1995 as a result of this early retirement program.

FINANCIAL CONDITION
-------------------

Loans

Total loans, net of unearned income and deferred loan fees, of $262,275,000 at June 30, 1995 represent a decrease of $4,773,000 or 1.8% from the December 31, 1994 balance of $267,048,000. The most significant components of the decline in loan balances were a reduction of approximately $8,700,000 in commercial loans which was partially offset by a $4,800,000 increase in commercial mortgages.
The overall decline in loan balances is primarily attributable to the absence of qualified loan demand. For the first six months of 1995, average loans of $267,813,000 represented approximately 65.6% of total average interest-earning assets, as compared to approximately 63.5% of total average interest-earning assets for the 1994 six month period.

Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the periods presented. Also presented are certain key ratios regarding the allowance.

                                       Six Months     Six Months
                                         Ended           Ended
                                     June 30, 1995   June 30,1994
                                     --------------  -------------
                                        (Dollars In Thousands)

Balance, beginning of period              $  7,602       $ 11,252
Provision charged to operations                220            200
Loans charged off                           (1,284)        (3,706)
 Recoveries of charged-off loans               896            675
                                          --------       --------
Balance, end of period                    $  7,434       $  8,421
                                          --------       --------

Average gross loans outstanding
 during period.....................       $267,813       $262,575
                                          --------       --------
Total gross loans at period end....       $262,275       $255,033
                                          --------       --------
Net loans charged-off                     $    388       $  3,031
                                          --------       --------
Ratio of net loans charged-off to
  average loans outstanding
    during period (Annualized)......          0.28%           2.4%
                                             -----          -----
Allowance for possible loan losses as
  a percentage of total gross loans..         2.83%           3.3%
                                             -----          -----

The amount of allowance applicable to non-classified loans was $3,740,000 and $4,621,000 at June 30, 1995 and December 31, 1994, respectively.

Asset Quality

Non-performing assets consist of (i)non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

The following table reflects the components of non-performing assets at June 30, 1995 and December 31, 1994:


                                   June 30, 1995   December 31, 1994
                                   --------------  ------------------
                                         (Dollars In Thousands)

Past due 90 days or more:
  Mortgage.......................        $ 1,136             $ 1,388
  Commercial.....................          3,316                 714
  Installment....................             41                  23
                                         -------             -------
     Total.......................        $ 4,493             $ 2,125
                                         -------             -------

Non-accrual loans:
  Mortgage.......................        $ 3,964             $ 4,357
  Commercial.....................          1,994               3,222
  Installment....................              1                   2
                                         -------             -------
     Total.......................        $ 5,959             $ 7,581
                                         -------             -------
Total non-performing loans.......        $10,452             $ 9,706
Restructured loans (excluding
 amounts classified as
 non-performing loans)                   $ 5,263             $ 5,445

Other real estate owned,
  net of reserve.................            717                 400
                                         -------             -------
Total non-performing assets.             $16,432             $15,551
                                         -------             -------

Non-performing loans as a
   percent of total gross loans             3.99%               3.63%
                                         -------             -------
Non-performing loans as a
   percent of total assets.......           2.20%               2.26%
                                         -------             -------
Non-performing assets as a
  percent of loans and other
  real estate owned..............           6.25%               5.81%
                                         -------             -------
Allowance for possible loan
  losses.........................        $ 7,434             $ 7,602
                                         -------             -------
Allowance for possible loan
  losses as a percent of
  non-performing loans...........          71.13%              78.32%
                                         -------             -------


In addition to the non-performing and restructured loans as of June 30, 1995, the Company had classified an additional $5,578,000 as substandard loans. A loan loss reserve has been allocated to such loans in accordance with the Company's policies.

The level of non-performing loans and assets is heavily dependent upon local economic conditions. The June 30, 1995 total non-performing assets of $16,432,000 represents an increase of $881,000 or 5.7% over the total at December 31, 1994. There can be no assurance that non-performing assets will not continue to increase.

Investment Securities and Federal Funds Sold

Federal funds sold of $65,100,000 at June 30, 1995 represent an increase of $51,290,000 over the balance at December 31, 1994. Average Federal Funds sold of $30,102,000 during the first six months of 1995 represented 7.4% of total average interest earning assets, as compared to 11.5% during the first six months of 1994.

Total average investment securities of $110,054,000 for the first six months of 1995 represent 27% of total average interest-earning assets, as compared to 25% for the comparable 1994 period.

Total investment securities, which include securities classified as held-to-maturity and available-for-sale, of $111,234,000 at June 30, 1995 were relatively unchanged from December 31, 1994. There were no sales of securities available-for-sale during the first six months of 1995. During the first six months of 1994 the Company incurred a loss of $48,000 on the sale of approximately $6,700,000 of securities available-for-sale.

Deposits

The June 30, 1995 total deposit balance of $434,663,000 represents an increase of $43,197,000 or 11% over total deposits of $391,466,000 at December 31, 1994.
The major portion of this increase is represented by time deposits which were $30,196,000 or 40% higher at June 30,1995 than at December 31, 1994. This increase resulted primarily from the bank's effort during the second quarter of 1995 to offer more competitive rates in order to increase its deposit base and reduce its short-term borrowings which it had relied upon during the first quarter of 1995.

Short Term Borrowings

Short term borrowings represent federal funds purchased and securities sold under agreements to repurchase. The majority of these instruments have terms ranging from one to thirty days. These balances increased $1,228,000 to $1,405,000 at June 30, 1995 from the December 31, 1994 balance of $177,000.
Additionally, the average balance of short term borrowings was $4,612,000 during the first six months of 1995, as the bank drew down certain of its lines of credit to supplement its liquidity management program during the first quarter of 1995. This resulted in an increase of $127,000 in interest expense for the first half of 1995 as compared to the prior year period.

Liquidity of the Bank

The Bank actively monitors its liquidity position to ensure that it has sufficient funds to provide for cash outflows without incurring losses from the premature liquidation of assets or the unexpected acquisition of costly liabilities. The Bank's cash outflows encompass interest paid to depositors and other creditors, deposit withdrawals, and disbursements to acquire assets and pay general operating costs. The Bank obtains cash from customers in the form of interest and principal payments on loans, fees paid for services, and from new deposits. Investment maturities also provide a source of cash.

Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of June 30, 1995 and December 31, 1994.


                                June 30, 1995   December 31, 1994
                                --------------  ------------------
Cash and cash equivalents
  and securities maturing in
  one year to total assets               20.9%                9.2%
Net loans to total deposits              58.6%               66.3%


To assist in the management of its liquidity, the bank has available $4,000,000 in lines of credit for federal funds and $20,000,000 in lines of credit for repurchase agreements. As discussed under "SHORT TERM BORROWINGS", the bank drew down certain lines of credit during the first quarter of 1995. However, none of these lines were in use during the second quarter of 1995.

In summary, managing the Bank's liquidity position involves a significant degree of analytical estimation and other objective factors. Although customer demand for funds, in the form of loans or deposit withdrawals, is largely dependent on general economic factors outside of the Bank's control, management believes that its present liquidity structure is adequate to meet such needs.


Liquidity of Bancorporation

Bancorporation's ability to meet its cash requirements, including dividend payments, is generally dependent upon the declaration and payment of dividends by the Bank to Bancorporation. Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1994, retained earnings of the Bank of $7,165,000 were available for payment of dividends to the parent company without regulatory approval. Additionally, at June 30, 1995 Bancorporation had $291,000 of cash for the purpose of paying operating costs and dividends. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in the Bank's inability to pay dividends to Bancorporation or could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make dividend payments and may be required to seek other sources of capital and liquidity, if available.

INTEREST RATE SENSITIVITY

Management of interest rate sensitivity involves matching the maturity and repricing dates of interest-earning assets with interest-bearing liabilities in an effort to reduce the impact of fluctuating net interest margins and to promote consistent growth of net interest income during periods of changing interest rates.

Interest rate sensitivity is measured as the difference between the volume of assets and liabilities from the Company's existing portfolio that are subject to repricing in a future period of time. These differences, known as interest sensitivity gaps, are usually calculated cumulatively for blocks of time.

Companies that are asset sensitive (a positive gap) have more assets than liabilities subject to early repricing and these banks benefit in periods of rising interest rates, but suffer as rates decrease. Companies that are liability sensitive (a negative gap) benefit in periods of declining rates, but suffer as rates increase.

At June 30, 1995 the Company maintained negative sensitivity gaps of 60:1, 55:1 and 55:1 at the cumulative 3 month, 6 month and 12 month periods. The negative gap would generally indicate that (i) an increase in interest rates would result in a decrease in net interest income for the Bank as the level of interest paid on interest-bearing liabilities would increase more quickly than the level of interest received on earning assets or (ii) a decrease in interest rates should result in an increase in net interest income for the Bank as the level of interest paid on interest-bearing liabilities would decrease more quickly than the level of interest received on earning assets.

Management will continue to monitor the interest rate sensitivities of assets and liabilities in an effort to minimize interest rate exposure and maintain a relatively stable net interest spread.

Capital Adequacy

Total shareholder's equity increased $2,106,000 during the first six months of 1995 as the result of net income of 1,981,000, reduced by dividends of $538,000, and increased by a net decrease in unrealized securities losses of $663,000.

At June 30, 1995, the Company had total capital equal to 11.49% of risk-based assets which included tier one capital equal to 10.22% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At June 30, 1995, the Company had tier one capital equal to 6.97% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

At June 30, 1995, the Bank had total capital equal to 11.42% of risk-based assets, which included tier one capital equal to 10.16% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At June 30, 1995, the Company had tier one capital equal to 6.92% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

6. Exhibits and Reports on Form 8-K
   --------------------------------

(a) Exhibits

    Statement re: computation of per share earnings is part of this Form 10-Q as Exhibit I.

(b) No report on Form 8-K has been filed during the three month period ended June 30, 1995.

                         BROAD NATIONAL BANCORPORATION

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         BROAD NATIONAL BANCORPORATION
                         -----------------------------
                                  (registrant)



Date: August 11, 1995                         /s/ Donald M. Karp
                                              --------------------
                                              Donald M. Karp
                                              Chairman and CEO



                                              /s/ James Boyle
                                              -----------------
                                              James Boyle
                                              Treasurer

                         BROAD NATIONAL BANCORPORATION
                      Computation of Net Income Per Share
                                       (Unaudited)


                                               THREE-MONTH PERIOD                      SIX-MONTH PERIOD
                                                 ENDED JUNE 30                           ENDED JUNE 30
                                                      1995             1994 (1)          1995      1994 (1)
                                               ------------------  -----------------  ----------  -----------

PRIMARY:
-------

Average number of common
   shares outstanding                                   2,889,501         2,875,166    2,886,930   2,875,166
Assumed exercise of options
   outstanding                                             35,289               407       26,730         871
                                                       ----------        ----------   ----------  ----------
Average number of common shares and
   common share equivalents outstanding                 2,924,790         2,875,593    2,913,660   2,876,037
                                                       ----------        ----------   ----------  ----------

Net Income                                             $  973,026        $  997,406   $1,980,984  $1,840,628

Less:  Cumulative Preferred Dividends                     152,527           154,336      306,966     308,672
                                                       ----------        ----------   ----------  ----------
Net income available to common shareholders            $  820,499        $  843,070   $1,674,018  $1,531,956
                                                       ----------        ----------   ----------  ----------

Primary earnings per common share                           $0.28             $0.29       $0 .57       $0.53
                                                       ==========        ==========   ==========  ==========



FULLY DILUTED:
--------------

Average number of common shares of
   outstanding                                          2,889,501         2,875,166    2,886,930   2,875,166
Assumed exercise of options outstanding                    55,278             1,738       55,278       1,738
Assumed conversion of preferred shares                  1,349,955         1,366,115    1,349,955   1,366,115
                                                       ----------        ----------   ----------  ----------
Adjusted average number of common shares                4,294,734         4,243,019    4,292,163   4,243,019
                                                       ----------        ----------   ----------  ----------

Net Income                                             $  973,026        $  997,406   $1,980,984  $1,840,628
                                                       ----------        ----------   ----------  ----------

Fully diluted earnings per common share                     $0.22             $0.24        $0.46       $0.44
                                                       ==========        ==========   ==========  ==========

(1) 1994 Per Common Share Data have been restated to reflect the 5% stock dividend distributed in December 1994.

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Broad National Bancorporation:

We have reviewed the accompanying consolidated condensed statement of condition of Broad National Bancorporation and subsidiaries (the Company) as of June 30, 1995, and the related consolidated condensed statements of income and cash flows for the three-month and six-month periods ended June 30, 1995 and 1994. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of the Company as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.



/s/ KPMG Peat Marwick LLP



Short Hills, New Jersey
August 11, 1995