Form 10-Q/A
period 1995-06-30
BROAD NATIONAL BANCORPORATION
filed 1995-09-28
CIK 703800

                      SECURITIES AND EXCHANGE C0MMISSION

                            Washington, D.C. 20549

                                  Form 10-Q\A

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995         Commission File Number 0-16637

                         BROAD NATIONAL BANCORPORATION
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           NEW JERSEY                                   22-2395057
------------------------------                -----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     identification No.)

  905 Broad Street, Newark NJ                              07102
------------------------------                -----------------------------
(Address of principal executive offices)                (Zip Code)

Registrant telephone number, including area code (201) 624-2300
                                                 --------------

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

                                            YES X   NO
                                               ---    ---

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of July 31, 1995:

                   Common Stock, $1.00 par value - 3,001,133

                         BROAD NATIONAL BANCORPORATION

                   Index to Form 10-Q Financial Information
            For the Three Months and Six Months Ended June 30, 1995
            -------------------------------------------------------


                                                                       PAGE
                                                                       ----
PART 1 - FINANCIAL INFORMATION                                           3
------------------------------

Consolidated Statements of Condition
  as of June 30, 1995 and December 31, 1994                              4

Consolidated Statements of Income for the
  Three Month and Six Month Periods Ended
  June 30, 1995 and 1994                                                 5

Consolidated Statements of Cash Flows for the Six
  Month Periods Ended June 30, 1995 and 1994                             7

Notes to Consolidated Financial Statements                               8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                   10

PART 2 - OTHER INFORMATION                                              20
--------------------------

Items 1 to 5                                    Not Applicable or Negative

Item 6                                                                  20

Signatures                                                              21

Exhibit I - Computation of Net Income
            per Common Share                                            22

Exhibit II - Independent Auditor's Review Report of Interim
             Financial Information                                      23

Exhibit 27 - Financial Data Schedule                                    24

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

                         BROAD NATIONAL BANCORPORATION
                         -----------------------------
                                 (registrant)



Date: September 27, 1995                        /s/ Donald M. Karp
                                                -------------------------
                                                Donald M. Karp
                                                Chairman and CEO


                                                /s/ James Boyle
                                                -------------------------
                                                James Boyle
                                                Treasurer