Form 10-Q
period 1995-09-30
BROAD NATIONAL BANCORPORATION
filed 1995-11-14
CIK 703800

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995       Commission File Number 0-16637



                         BROAD NATIONAL BANCORPORATION
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                    22-2395057
------------------------------              --------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     identification No.)

 905 Broad Street, Newark NJ                              07102
------------------------------              --------------------------------
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

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of October 31, 1995:

                   Common Stock, $1.00 par value 3,016,214

                         BROAD NATIONAL BANCORPORATION

                    Index to Form 10-Q Financial Information
          For the Three Months and Nine Months Ended September 30, 1995
          -------------------------------------------------------------

                                                        PAGE
                                                        ----

PART 1 - FINANCIAL INFORMATION                           3
------------------------------

Consolidated Statements of Condition
 as of September 30, 1995 and December 31, 1994          4

Consolidated Statements of Income for the
 Three Month and Nine Month Periods Ended
 September 30, 1995 and 1994                             5

Consolidated Statements of Cash Flows for the Nine
 Month Periods Ended September 30, 1995 and 1994         7

Notes to Consolidated Financial Statements               8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                    10


PART 2 - OTHER INFORMATION                              20
--------------------------

Items 1 to 5                               Not Applicable or Negative

Item 6                                                  20

Signatures                                              21

Exhibit I - Computation of Net Income
            per Common Share                            22

Exhibit II - Independent Auditor's Review Report of
             Interim Financial Information              23

                         BROAD NATIONAL BANCORPORATION



PART 1 - FINANCIAL INFORMATION

The following consolidated financial statements of Broad National Bancorporation as of September 30, 1995 and December 31, 1994 as well as the three month and nine month periods ended September 30, 1995 and 1994 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further clarification and understanding, these interim statements should be read in conjunction with the annual report on Form 10-K of Broad National Bancorporation for the year ended December 31, 1994.

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

                         BROAD NATIONAL BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                (IN THOUSANDS)

                                                         SEPTEMBER 30,  DECEMBER 31,
                                                             1995          1994
                                                         -------------  ------------
                                                          (Unaudited)
ASSETS
------
CASH AND DUE FROM BANKS                                     $ 26,549      $ 24,485
FEDERAL FUNDS SOLD                                            54,800        13,810
SECURITIES HELD-TO-MATURITY
 (aggregate market value $92,999)
   and $84,188, respectively)                                 94,049        89,789
SECURITIES AVAILABLE-FOR-SALE                                 25,091        21,144
LOANS, Net of unearned income & deferred loan fees           263,338       267,048
  LESS -
    Allowance for possible loan losses                         7,583         7,602
----------------------------------------------------------------------------------
        NET LOANS                                            255,755       259,446
----------------------------------------------------------------------------------
PREMISES AND EQUIPMENT, net                                    9,497         9,526
ACCRUED INTEREST RECEIVABLE                                    2,966         2,860
OTHER ASSETS                                                   6,345         7,570
----------------------------------------------------------------------------------
        TOTAL ASSETS                                        $475,052      $428,630
----------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
 Non-interest bearing demand                                $ 96,137      $100,289
 Savings and interest bearing demand                         231,120       215,789
 Time deposits less than $100,000                             84,866        61,567
 Time deposits of $100,000 or more                            21,571        13,821
----------------------------------------------------------------------------------
        Total Deposits                                       433,694       391,466
SHORT-TERM BORROWINGS                                          1,457           177
ACCRUED TAXES, INTEREST AND OTHER LIABILITIES                  6,533         6,721
----------------------------------------------------------------------------------
        TOTAL LIABILITIES                                    441,684       398,364
----------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock-1985 class, $10 par value,
 authorized and outstanding 17,124
 (preference on liquidation of $651)                             171           171
8 1/2% Cumulative Convertible Preferred Stock-1992
 class, $1 par value, authorized 690,000 shares,
 outstanding 585,675 shares at 9/30/95
 and 653,375 shares at 12/31/94
 (preference on liquidation of $6,489)                           586           653
Common stock, $1 par value, authorized
 5,500,000; outstanding 3,015,070 shares at 9/30/95
 and 2,882,592 shares at 12/31/94                              3,015         2,883
Capital surplus                                               23,166        23,213
Retained earnings                                              6,480         4,062
Unrealized loss on securities available for sale, net        (    50)       (  716)
----------------------------------------------------------------------------------
        TOTAL SHAREHOLDERS' EQUITY                            33,368        30,266
----------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $475,052      $428,630
----------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                         BROAD NATIONAL BANCORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                               3 MONTH PERIOD ENDED     9 MONTH  PERIOD ENDED
                                                               --------------------     ---------------------
                                                                    SEPTEMBER 30             SEPTEMBER 30
                                                                  1995        1994         1995         1994
                                                                     (Unaudited)             (Unaudited)
INTEREST INCOME
  Interest and fees on loans                                     $6,079      $5,342       $18,296      $16,103
  Interest and dividends on investments -
   Taxable                                                        1,695       1,578         4,960        4,176
   Exempt from federal income taxes                                  16           8            39           19
   Interest on federal funds sold                                   710         586         1,604        1,434
--------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                          8,500       7,514        24,899       21,732
--------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on savings & interest bearing
     demand deposits                                              1,218       1,322         3,705        3,804
   Interest on time certificates of
     deposit of $100,000 or more                                    285         114           769          323
   Interest on other time deposits                                1,166         485         2,818        1,452
   Interest on short-term borrowings                                 21           1           152            5
--------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                         2,690       1,922         7,444        5,584
--------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                               5,810       5,592        17,455       16,148
--------------------------------------------------------------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES                                  120         100           340          300
--------------------------------------------------------------------------------------------------------------

INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                           5,690       5,492        17,115       15,848
--------------------------------------------------------------------------------------------------------------
NON-INTEREST  INCOME
  Service charges on deposit accounts                               923         903         2,609        2,583
  Other income                                                      243         176           667          523
  Gain (loss) on sale of loans held for sale                         10           8            16         (299)
  Loss on sale of securities available-for-sale                       0           0             0          (48)
--------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST  INCOME                                    1,176       1,087         3,292        2,759
--------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
  Salaries and wages                                              2,057       1,906         6,000        5,501
  Employee benefits                                                 568         505         1,701        1,595
  Occupancy expense                                                 518         446         1,482        1,472
  Furniture and equipment expense                                   250         318           915          986
  Data processing fees                                              269         288           824          899
  Legal fees                                                        168         275           418           35
  Professional fees                                                 167         190           580          621
  Postage, delivery and communication                               151         121           464          436
  FDIC and OCC assessments                                            2         290           498          863
  Other real estate expense                                          29          44            53          134
  Other expenses                                                    511         751         1,871        2,114
--------------------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST  EXPENSES                                 4,690       5,134        14,806       14,656
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         BROAD NATIONAL BANCORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                3 MONTH PERIOD ENDED     9 MONTH  PERIOD ENDED
                                                --------------------     ---------------------
                                                    SEPTEMBER 30             SEPTEMBER 30
                                                  1995        1994         1995         1994
                                                     (Unaudited)             (Unaudited)
INCOME BEFORE INCOME TAXES                          2,176       1,445        5,601       3,951
PROVISION FOR INCOME TAXES                            897        (479)       2,341         186
----------------------------------------------------------------------------------------------
NET INCOME                                     $    1,279  $    1,924   $    3,260  $    3,765
----------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK          $    1,140  $    1,770   $    2,843  $    3,302
----------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (1)
    PRIMARY                                     3,050,450   2,886,350    2,961,026   2,878,480
    ASSUMING FULL DILUTION                      4,293,554   4,258,687    4,228,388   4,258,327
----------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE (1)

    PRIMARY EARNINGS PER COMMON SHARE          $     0.37  $     0.61   $     0.96  $     1.14

    FULLY DILUTED EARNINGS PER COMMON SHARE    $     0.30  $     0.45   $     0.77  $     0.89


(1) 1994 PER COMMON SHARE DATA HAS BEEN RESTATED TO REFLECT THE 5% STOCK DIVIDEND DISTRIBUTED IN DECEMBER 1994.


See accompanying notes to consolidated financial statements.

                         BROAD NATIONAL BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                  NINE MONTH PERIOD ENDED SEPTEMBER 30
                                                                      1995        1994
                                                                ----------  ----------
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                      $  3,260    $  3,765
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                     877         948
   Amortization of securities premium net                            331         637
   Amortization of deferred points and fees
     and deferral of loan origination costs                         (436)       (194)
  Provision for possible loan losses                                 340         300
  Deferred tax (benefit) provision                                 1,231      (1,027)
  Increase (decrease) in accrued taxes
    interest, and other liabilities                                 (188)        156
  (Gain) Loss on sale of loans held for sale                         (16)        299
  Loss on sale of securities available for sale                        0          48
   Loss on sale of other real estate owned                             9           0
   Write down of other real estate owned                               0         114
  ( Increase) in accrued interest receivable                        (106)       (185)
  Other Net                                                         (175)       (775)
------------------------------------------------------------------------------------
  Net cash provided by operating activities                     $  5,127    $  4,086
------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of other real estate owned             $    166    $    588
  Net (increase) decrease in loan balances                         2,246     (13,171)
  Proceeds from sale of loans held for sale                        1,226      14,034
  Proceeds from maturities of securities
    held-to-maturity                                               5,907      18,522
  Proceeds from the sale of securities available-for-sale              0       6,665
  Proceeds from maturities of securities
    available-for-sale                                             1,034       5,847
  Purchase of securities available for sale                       (4,009)     (2,026)
  Purchase of securities held-to-maturity                        (10,461)    (39,844)
  Capital expenditures                                              (848)     (1,053)
------------------------------------------------------------------------------------
  Net cash  (used in) investing activities                      $ (4,739)   $(10,438)
------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in certificates of deposit            $ 31,049    $ (4,332)
  Net increase in demand deposit, savings
    and interest bearing demand accounts                          11,179      13,450
  Net increase in short-term borrowings                            1,280         115
  Dividends paid                                                    (842)       (612)
------------------------------------------------------------------------------------
  Net cash provided by  financing activities                      42,666    $  8,621
------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       $ 43,054    $  2,269
CASH AND CASH EQUIVALENTS, beginning of period                    38,295      62,342
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                        $ 81,349    $ 64,611
------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
    Interest                                                    $  6,453    $  5,616
    Taxes                                                       $  2,894    $    702
------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         BROAD NATIONAL BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)



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


(3)  Legal Fees

     Legal fees for the 9 months ended September 30, 1994 include a one-time recovery of $875,000 of legal expenses in conjunction with a previously announced settlement of claims made under the Company's insurance policy for reimbursement of losses and expenses arising from alleged loan irregularities discovered in February 1991.

                         BROAD NATIONAL BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

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

     SFAS No. 114, as amended, addresses the accounting for impaired loans and specifies how allowance for credit losses related to these impaired loans should be determined. SFAS No. 114 sets forth measurement methods for estimating the portion of total loans attributable to impaired loans. It does not address the overall adequacy of the allowance for loan losses, but focuses instead on the allowance for estimated credit losses on impaired loans. It is the Company's responsibility to ensure that the overall allowance for loan losses is adequate to cover all estimated credit losses in the loan portfolio. At September 30, 1995, SFAS No. 114 impaired loans totaled $7,070,000 and the related allowance for loan losses was $860,000. The September 30, 1995 impaired loans consisted of non-accrual loans and loans internally classified as substandard or below and in each instance above an established dollar threshold. All loans below the established dollar threshold are considered homogeneous and are considered in the Bank's normal credit evaluation process. The average recorded investment in impaired loans for the first nine months of 1995 was $4,725,000. Income recognized on these loans during the first nine months of 1995 is not considered material. Since the Company sufficiently evaluates the adequacy of the allowance for loan losses, the impact of adopting SFAS No. 114, as amended, did not have an effect on the allowance for loan losses or the existing income recognition and charge-off policies for non-performing loans.


(5)  Reclassification -

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1995 presentation.

                         BROAD NATIONAL BANCORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995
----------------------------------------------



                                    SUMMARY
                                    -------

The Company reported third quarter 1995 net income of $1,279,000 or $0.30 per fully diluted common share. This compares to net income of $1,924,000 or $0.45 per fully diluted common share for the third quarter of 1994, which included a $1,100,000 tax benefit resulting from a reduction in the Comany's valuation allowance relative to the Company's deferred tax asset.

For the nine months ended September 30, 1995, the Company reported net income of $3,260,000 or $0.77 per fully diluted common share, compared to net income of $3,765,000 or $0.89 per fully diluted common share for the comparable 1994 period. Net income for the 1994 nine-month period included total tax benefits of $1,500,000 as well as a one-time recovery of $875,000 ($578,000 tax effected) of legal expenses in conjunction with an insurance settlement.

The 1994 per share data have been restated to reflect the effect of the 5% stock dividend distributed in December 1994.

The Company's annualized return or average assets and annualized return on average shareholder's equity were .96% and 13.47%, respectively, for the first nine months of 1995 compared to annualized returns of 1.11% and 17.83%, respectively, for the same 1994 period.

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

(4)  Annualized.

                              NET INTEREST INCOME
                         Nine Months Ended September 30
                            (Dollars in Thousands)

                                                           1995                              1994
                                              ----------------------------      ----------------------------
                                              Average   Interest  Average       Average   Interest  Average
                                              Balance   and Fees  Rate (4)      Balance   and Fees  Rate (4)
                                              --------  --------  --------      --------  --------  --------
ASSETS

Federal Funds Sold                            $ 36,264  $  1,604     5.83%      $ 48,790  $  1,434     3.88%
                                              --------  --------  -------       --------  --------  -------
Investment Securities
    U.S. Treasury                               23,502     1,062     6.03%        20,871       724     4.63%
    U. S. Government Agencies                   86,255     3,866     5.98%        83,774     3,414     5.43%
    States and political subdivisions (1)        1,608        74     6.14%         1,110        48     5.77%
    Other Bonds                                    547        17     4.14%           386        19     6.56%
                                              --------  --------  -------       --------  --------  -------

Total Investment Securities                    111,912     5,019     5.98% (2)   106,141     4,205     5.28  (2)
                                              --------  --------  -------       --------  --------  -------
Loans
    Mortgage                                   135,854     9,269     9.10%       124,457     8,206     8.82%
    Installment                                 35,394     2,573     9.72%        36,962     2,221     8.03%
    Commercial                                  93,995     6,381     9.08%        98,452     5,600     7.60%
    State and political subdivisions (1)         1,165       111    12.70%         1,304       115    11.76%
                                              --------  --------  -------       --------  --------  -------

Total Loans                                    266,408    18,334     9.20%       261,175    16,142     8.26%
                                              --------  --------  -------       --------  --------  -------

Total interest earning assets                  414,584  $ 24,957     8.05% (2)   416,106  $ 21,781     7.00% (2)
                                              --------  --------  -------       --------  --------  -------

Less - Allowance for possible loan losses        7,532                            10,341
All other assets                                46,853                            46,222
                                              --------                          --------

Total Assets                                  $453,905                          $451,987
                                              --------                          --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Time Deposits
  Savings and interest bearing
   demand deposits                            $221,813  $  3,705     2.23%      $251,868  $  3,804     2.02%
  Certificate of Deposits
    Under $100,000                              75,980     2,818     4.96%        64,370     1,452     3.02%
    Over $100,000                               20,145       769     5.10%        12,927       323     3.34%
                                              --------  --------  -------       --------  --------  -------

Total Time Deposits                            317,938     7,292     3.07%       329,165     5,579     2.27%

Short term borrowings                            3,342       152     6.00%           310         5     2.13%
                                              --------  --------  -------       --------  --------  -------

Total Interest Bearing Liabilities             321,280  $  7,444     3.10%       329,475  $  5,584     2.27%
                                              --------  --------  -------       --------  --------  -------

Other liabilities                                6,455                             4,072
Demand deposits                                 93,816                            90,281
Shareholders' equity                            32,354                            28,159
                                              --------                          --------
Total liabilities and
 shareholders' equity                         $453,905                          $451,987
                                              --------                          --------

NET INTEREST INCOME; NET INTEREST SPREAD                $ 17,513     4.95%                $ 16,197     4.73%
NET INTEREST MARGIN                                                 $5.65% (3)                         5.20% (3)

Rate/Volume Analysis Of Net Interest Income
-------------------------------------------

The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the nine months ended September 30, 1995 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.


                                             Increase (Decrease) Due to a
                                                   Change in the
                                   ---------------------------------------------
                                    Average Balance     Average Rate     Total
                                   -----------------   --------------  ---------
                                              (Dollars in Thousands)
Interest Earned on:
  Loans                                 $   417             $1,775       $2,192
  Investment securities                     239                575          814
  Federal funds sold                       (454)               624          170
                                        -------             ------      -------
  Total interest income                 $   202             $2,974       $3,176
                                        -------             ------      -------
Interest paid on:
  Savings and interest
   bearing demand deposits              $(1,304)            $1,205       $  (99)
  Certificates of deposit:
          Under $100,000                  1,067                299        1,366
          Over  $100,000                    231                215          446
Short term borrowings                       124                 23          147
                                        -------             ------      -------
Total Interest expense                  $   118             $1,742       $1,860
                                        -------             ------      -------
Change in net interest income           $    84             $1,232       $1,316
 Percent increase in net interest       -------             ------      -------
 income over the prior period                                              8.12%
                                                                        -------

Total tax equivalent interest income of $24,957,000 for the first nine months of 1995 represents an increase of $3,176,000 or 14.6% over total tax equivalent interest income of $21,781,000 for the comparable 1994 period. This improvement is primarily due to an increase of 105 basis points in the average rate earned on interest earning assets, which in turn resulted from a rising interest rate environment. The average rates earned on federal funds sold, investment securities and loans during the first nine months of 1995 increased 195 basis points, 70 basis points and 94 basis points, respectively. These higher average rates resulted in an increase of $2,974,000 in total tax equivalent interest income for the 1995 nine month period as compared to the same period in 1994. Total average interest earning assets for the first nine months of 1995 were $1,522,000 lower than the comparable 1994 period, primarily as the result of a decline of $12,526,000 in the average balance of federal funds sold. This decline was partially offset by increased average balances of investment securities and loans of $5,771,000 and $5,233,000, respectively. The increase in investment securities and loan average balances contributed to a net increase of an additional $202,000 in total tax equivalent interest income.

Total interest expense of $7,444,000 for the nine month period ended September 30,1995 was $1,860,000 or 33.3% higher than the comparable prior year period. The increase in interest expense is primarily due to the increase in the average rates paid on deposits, and to a lesser extent due to the change in the mix of interest bearing liabilities. The average rate paid for interest bearing liabilities during the first nine months of 1995 was 83 basis points higher than the year-ago period, with the largest increase in rates reflected in certificates of deposit and short-term borrowings. Average rates on certificates of deposit under $100,000 were 194 basis points higher than the comparable prior year period, while average rates on certificates of deposit over $100,000 were 176 basis points higher than the comparable prior year period. The average rate on short-term borrowings during the first nine months of 1995 was 387 basis points higher than the same period in 1994. The increase in the average rate paid on all interest bearing liabilities was responsible for an increase of $1,742,000 in total interest expense. Additionally, increases in the average balances of relatively higher cost certificates of deposit and short-term borrowings contributed to an additional $118,000 increase in total interest expense for the first nine months of 1995 as compared to the same period in 1994.

Tax equivalent net interest income for the first nine months of 1995 increased by $1,316,000 over the first nine months of 1994, and the net interest margin for the first nine months of 1995 was 45 basis points higher than the same period in 1994. The increase is primarily attributable to the fact that average rates earned on interest earning assets increased more quickly and to a greater degree than rates paid on interest bearing liabilities.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $120,000 for the third quarter of 1995 and $340,000 for the first nine months of 1995, compared to $100,000 and $300,000, respectively, for the comparable 1994 periods. Actual net loan charge-offs for the first nine months of 1995 were $359,000 or 0.18% (annualized) of average total loans, as compared to net loan charge-offs of $3,645,000 or 1.86% (annualized) of average total loans for the comparable 1994 period. 1994 charge-offs included approximately $2,696,000 related to the sale of $5,654,000 of troubled loans during the second quarter of 1994, and 1994 recoveries included $500,000 received in conjunction with a previously announced insurance settlement.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
---------------------------------------------

Total non-interest income of $3,292,000 for the first nine months of 1995 was $533,000 or 19.3% higher than the comparable 1994 period. $144,000 of this increase is attributable to other income. The remainder of the improvement is attributable to the fact that non-interest income for the first nine months of 1994 was negatively impacted as the result of losses of $299,000 on the sale of loans held for sale and $48,000 on the sale of securities available for sale.

Total non-interest expense of $14,806,000 for the nine months of 1995 was $150,000 or 1% higher than the comparable 1994 period. Salaries and wages are $499,000 higher for 1995 as compared to 1994. This increase is attributable in part to an increase of approximately $100,000 in incentive salary programs as well as payments of approximately $60,000 to selected employees during the third quarter of 1995 as part of an early retirement program. The remaining increase is primarily attributable to merit increases. Employee benefits expense is $106,000 higher for 1995 as compared to 1994. During the third quarter of 1995 the Company incurred an additional $150,000 of pension expense related to an early retirement program for selected employees. This increase in pension expense has been partially offset by a decrease in hospital and medical benefit expenses. Legal fees are $383,000 higher for 1995 as compared to 1994. 1994 legal fees included the $875,000 recovery of legal expenses received in conjunction with the previously announced settlement of claims made under the Company's insurance policy. FDIC and OCC assessments are $365,000 lower for 1995 as compared to 1994 as the result of the reduction of the FDIC assessment during the third quarter of 1995.

FINANCIAL CONDITION
-------------------

Loans

Total loans, net of unearned income and deferred loan fees, of $263,338,000 at September 30, 1995 represent a decrease of $3,710,000 or 1.4% from the December 31, 1994 balance of $267,048,000. The most significant components of the decline in loan balances were a reduction of approximately $9,800,000 in commercial loans which was partially offset by a $5,500,000 increase in commercial mortgages. The overall decline in loan balances is primarily attributable to the absence of qualified loan demand. For the first nine months of 1995, average loans of $266,408,000 represented approximately 64.3% of total average interest-earning assets, as compared to approximately 62.8% of total average interest-earning assets for the 1994 nine month period.

Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the periods presented. Also presented are certain key ratios regarding the allowance.

                                       Nine Months             Nine Months
                                          Ended                   Ended
                                   September 30, 1995       September 30,1994
                                   ------------------       -----------------
                                               (Dollars In Thousands)
Balance, beginning of period             $  7,602                $ 11,252
Provision charged to operations               340                     300
Loans charged off                          (1,459)                 (4,455)
Recoveries of charged-off loans             1,100                     810
                                         --------                --------
Balance, end of period                   $  7,583                $  7,907
                                         --------                --------

Average gross loans outstanding
 during period.....................      $266,408                $261,175
                                         --------                --------
Total gross loans at period end....      $263,338                $261,235
                                         --------                --------
Net loans charged-off.                   $    359                $  3,645
                                         --------                --------
Ratio of net loans charged-off to
  average loans outstanding
    during period (Annualized).....          0.18%                   1.86%
                                             -----                   -----
Allowance for possible loan losses as
  a percentage of total gross loans..        2.88%                   3.03%
                                             -----                   -----

The amount of allowance applicable to non-classified loans was $3,886,000   and
$4,621,000 at September 30, 1995 and December 31, 1994, respectively.

Asset Quality

Non-performing assets consist of (I)non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

The following table reflects the components of non-performing assets at September 30, 1995 and December 31, 1994:



                                   September 30, 1995   December 31, 1994
                                   -------------------  ------------------
                                           (Dollars In Thousands)
Past due 90 days or more:
  Mortgage.......................             $ 2,000             $ 1,388
  Commercial.....................               1,740                 714
  Installment....................                  43                  23
                                              -------             -------
     Total.......................             $ 3,783             $ 2,125
                                              -------             -------

Non-accrual loans:
  Mortgage.......................             $ 4,194             $ 4,357
  Commercial.....................               3,470               3,222
  Installment....................                   6                   2
                                              -------             -------
     Total.......................             $ 7,670             $ 7,581
                                              -------             -------
Total non-performing loans.......             $11,453             $ 9,706
Restructured loans (excluding
 amounts classified as
 non-performing loans)                          5,239               5,445

Other real estate owned,
  net of reserve.................                 927                 400
                                              -------             -------
Total non-performing assets.                  $17,619             $15,551
                                              -------             -------

Non-performing loans as a
   percent of total gross loans                  4.35%               3.63%
                                              -------             -------
Non-performing loans as a
   percent of total assets.......                2.41%               2.26%
                                              -------             -------
Non-performing assets as a
  percent of loans and other
  real estate owned..............                6.67%               5.81%
                                              -------             -------
Allowance for possible loan
  losses.........................             $ 7,583             $ 7,602
                                              -------             -------
Allowance for possible loan
  losses as a percent of
  non-performing loans...........               66.21%              78.32%
                                              -------             -------


In addition to the non-performing and restructured loans as of September 30, 1995, the Company had classified an additional $4,916,000 as substandard loans. A loan loss reserve has been allocated to such loans in accordance with the Company's policies.

The level of non-performing loans and assets is heavily dependent upon local economic conditions. The September 30, 1995 total non-performing assets of $17,619,000 represents an increase of $2,068,000 or 13.3% over the total at December 31, 1994. There can be no assurance that non-performing assets will not continue to increase.

Investment Securities and Federal Funds Sold

Federal funds sold of $54,800,000 at September 30, 1995 represent an increase of $40,990,000 over the balance at December 31, 1994. Average Federal Funds sold of $36,264,000 during the first nine months of 1995 represented 8.7% of total average interest earning assets, as compared to 11.7% during the first nine months of 1994.

Total average investment securities of $111,912,000 for the first nine months of 1995 represent 27% of total average interest-earning assets, as compared to 25.5% for the comparable 1994 period.

Total investment securities, which include securities classified as held-to-maturity and available-for-sale, of $119,140,000 at September 30, 1995 represent an increase of $8,207,000 or 7.4% over the balance at December 31, 1994. There were no sales of securities available-for-sale during the first nine months of 1995. During the first nine months of 1994 the Company incurred a loss of $48,000 on the sale of approximately $6,700,000 of securities available-for-sale.

Deposits

The September 30, 1995 total deposit balance of $433,694,000 represents an increase of $42,228,000 or 10.8% over total deposits of $391,466,000 at December 31, 1994. The major portion of this increase is represented by time deposits which were $31,049,000 or 41.2% higher at September 30,1995 than at December 31, 1994. This increase resulted primarily from the bank's effort during the second quarter of 1995 to offer more competitive rates in order to increase its deposit base and reduce its short-term borrowings which it had relied upon during the first quarter of 1995.

Short Term Borrowings

Short-term borrowings represent federal funds purchased and securities sold under agreements to repurchase. The majority of these instruments have terms ranging from one to thirty days. These balances increased $1,280,000 to $1,457,000 at September 30, 1995 from the December 31, 1994 balance of $177,000. Additionally, the average balance of short term borrowings was $3,342,000 during the first nine months of 1995, as the bank drew down certain of its lines of credit to supplement its liquidity management program during the first quarter of 1995. This resulted in an increase of $147,000 in interest expense for the first nine months of 1995 as compared to the prior year period.

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

Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of September 30, 1995 and December 31, 1994.

                                September 30, 1995   December 31, 1994
                                -------------------  ------------------
Cash and cash equivalents
  and securities maturing in
  one year to total assets              20.6%                9.2%
Net loans to total deposits             59.0%               66.3%


To assist in the management of its liquidity, the bank has available $4,000,000 in lines of credit for federal funds and $20,000,000 in lines of credit for repurchase agreements. As discussed under "SHORT TERM BORROWINGS", the bank drew down certain lines of credit during the first quarter of 1995. However, none of these lines were in use during the second or third quarters of 1995.

In summary, managing the Bank's liquidity position involves a significant degree of analytical estimation and other objective factors. Although customer demand for funds, in the form of loans or deposit withdrawals, is largely dependent on general economic factors outside of the Bank's control, management believes that its present liquidity structure is adequate to meet such needs.


Liquidity of Bancorporation

Bancorporation's ability to meet its cash requirements, including dividend payments, is generally dependent upon the declaration and payment of dividends by the Bank to Bancorporation. Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1994, retained earnings of the Bank of $7,165,000 were available for payment of dividends to the parent company without regulatory approval. Additionally, at September 30, 1995 Bancorporation had $303,000 of cash for the purpose of paying operating costs and dividends. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in the Bank's inability to pay dividends to Bancorporation or could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make dividend payments and may be required to seek other sources of capital and liquidity, if available.

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

At September 30, 1995 the Company maintained negative sensitivity gaps of 55:1, 51:1 and 53:1 at the cumulative 3 month, 6 month and 12 month periods. The negative gap would generally indicate that (I) an increase in interest rates would result in a decrease in net interest income for the Bank as the level of interest paid on interest-bearing liabilities would increase more quickly than the level of interest received on earning assets or (ii) a decrease in interest rates should result in an increase in net interest income for the Bank as the level of interest paid on interest-bearing liabilities would decrease more quickly than the level of interest received on earning assets.

Management will continue to monitor the interst rate sensitivities of assets and liabilities in an effort to minimize interest rate exposure and maintain a relatively stable net interest spread.

Capital Adequacy

Total shareholder's equity increased $3,102,000 during the first nine months of 1995 as the result of net income of $3,260,000, reduced by dividends of $843,000, and increased by a net decrease in unrealized securities losses of $666,000 and the issuance of $19,000 of common stock resulting from the exercise of stock options.

At September 30, 1995, the Company had total capital equal to 11.78% of risk-based assets which included tier one capital equal to 10.51% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At September 30, 1995, the Company had tier one capital equal to 7.03% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

At September 30, 1995, the Bank had total capital equal to 11.71% of risk-based assets, which included tier one capital equal to 10.44% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At September 30, 1995, the Company had tier one capital equal to 6.98% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

6. Exhibits and Reports on Form 8-K
   --------------------------------

(a) Exhibits

    Statement re: computation of per share earnings is part of this Form 10-Q as Exhibit I.

(b) No report on Form 8-K has been filed during the three month period ended September 30, 1995.

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



                         BROAD NATIONAL BANCORPORATION
                         -----------------------------
                                  (registrant)



Date: November 10, 1995                             /s/ Donald M. Karp
                                                    --------------------------
                                                    Donald M. Karp
                                                    Chairman and CEO



                                                    /s/ James Boyle
                                                    --------------------------
                                                    James Boyle
                                                    Treasurer

                         BROAD NATIONAL BANCORPORATION
                      Computation of Net Income Per Share
                                  (Unaudited)

                                                          THREE-MONTH PERIOD           NINE-MONTH PERIOD
                                                          ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                                          1995        1994 (1)          1995      1994 (1)
                                                       ----------   ----------       ----------  ----------
PRIMARY:
-------

Average number of common
   shares outstanding                                   2,984,679    2,875,707        2,919,513   2,875,347
Assumed exercise of options
   outstanding                                             65,771       10,643           41,513       3,133
                                                       ----------   ----------       ----------  ----------
Average number of common shares and
   common share equivalents outstanding                 3,050,450    2,886,350        2,961,026   2,878,480
                                                       ----------   ----------       ----------  ----------

Net Income                                             $1,279,040   $1,923,888       $3,260,024  $3,764,516

Less:  Cumulative Preferred Dividends                     139,097      154,336          417,291     463,008
                                                       ----------   ----------       ----------  ----------
Net income available to common shareholders            $1,139,943   $1,769,552       $2,842,733  $3,301,508
                                                       ----------   ----------       ----------  ----------

Primary earnings per common share                           $0.37        $0.61           $0 .96  $     1.14
                                                       ==========   ==========       ==========  ==========

FULLY DILUTED:
--------------

Average number of common shares of
   outstanding                                          2,984,679    2,875,707        2,919,513   2,875,347
Assumed exercise of options outstanding                    79,569       16,865           79,569      16,865
Assumed conversion of preferred shares                  1,229,306    1,366,115        1,229,306   1,366,115
                                                       ----------   ----------       ----------  ----------
Adjusted average number of common shares                4,293,554    4,258,687        4,228,388   4,258,327
                                                       ----------   ----------       ----------  ----------

Net Income                                             $1,279,040   $1,923,888       $3,260,024  $3,764,516
                                                       ----------   ----------       ----------  ----------

Fully diluted earnings per common share                     $0.30        $0.45            $0.77  $     0.89
                                                       ==========   ==========       ==========  ==========

(1) 1994 Per Common Share Data have been restated to reflect the 5% stock dividend distributed in Decemeber 1994.

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Broad National Bancorporation:

We have reviewed the accompanying consolidated condensed statement of condition of Broad National Bancorporation and subsidiaries (the Company) as of September 30, 1995, and the related consolidated condensed statements of income and cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994. These consolidated condensed financial statements are the responsibility of the Company's management.

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

Broad National Bancorporation and subsidiaries adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994.

/s/ KPMG Peat Marwick LLP



Short Hills, New Jersey
November 10, 1995