Form 10-K
period 1995-12-31
BROAD NATIONAL BANCORPORATION
filed 1996-03-29
CIK 703800

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE
[X]  ACT OF 1934 [FEE REQUIRED]
                For the Fiscal Year Ended December 31, 1995

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES
[ ]  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from               to
               .

                      Commission file number 0-16637

                       BROAD NATIONAL BANCORPORATION
          (Exact name of registrant as specified in its charter)

     New Jersey                                   22-2395057
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)       Identification Number)

905 Broad Street, Newark, New Jersey              07102
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (201)
624-2300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                   NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                  Common Stock, par value $1.00 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 2,774,559 shares of voting stock of the Registrant held by non-affiliates of the Registrant on February 29, 1996, computed by reference to the closing sale price of such stock as reported on NASDAQ, was approximately $30,520,000. As of February 29, 1996, there were 4,115,754 shares of the Registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into the indicated parts of this report: definitive Proxy
Statement for the 1996 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.PART I

ITEM 1.  BUSINESS.

                        BUSINESS OF BANCORPORATION

GENERAL

          Broad National Bancorporation ("Bancorporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Although Bancorporation was incorporated under the laws of the State of New Jersey on April 7, 1981, it did not engage in any business activity until February 1, 1983. On that date, it acquired all of the issued and outstanding capital stock of Broad National Bank, a national banking association (the "Bank") pursuant to a corporate reorganization involving an exchange of shares. Bancorporation's activities currently are limited to ownership of the outstanding capital stock of the Bank and to performing certain services for the Bank. Except as otherwise provided herein, references herein to "Bancorporation" include Bancorporation and its consolidated subsidiaries.

          Bancorporation's principal executive offices are located at 905 Broad Street, Newark, New Jersey 07102, and its telephone number is (201) 624-2300.

DESCRIPTION OF BUSINESS

          BANCORPORATION

          Bancorporation is a bank holding company registered under the BHC Act. Bancorporation's activities currently are limited to ownership of the outstanding capital stock of the Bank and to performing certain services for the Bank.

          THE BANK

          The Bank is a national banking association organized in 1925 under the laws of the United States with offices in Newark
(7 offices), East Orange, Millburn, North Arlington, Livingston, Perth Amboy, Kearny and Elizabeth (2 offices), New Jersey. The Bank is a full service commercial bank and offers a broad range of commercial and retail banking services. It offers checking accounts, savings accounts, money market accounts and individual retirement accounts (IRAs), as well as various other types of time deposits which are insured by the Bank Insurance Fund
("BIF") administered by the Federal Deposit Insurance Corporation
       ("FDIC") to the full extent provided by law.  The Bank also provides typical bank services such as cashiers checks, United States Savings Bonds and travelers checks. The Bank had total deposits of $391,466,000 as of December 31, 1994 and of $429,681,000 as of December 31, 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

          The Bank makes and services both secured and unsecured loans which totaled $259,446,000 as of December 31, 1994 and $259,728,000 as of December 31, 1995, in each case, net of unearned income and deferred loan fees and the allowance for possible loan losses. Commercial lending operations include various types of credit for the Bank's commercial and industrial customers. The Bank's installment loan department makes direct loans to individuals and purchases installment obligations from retailers both with and without recourse. The Bank's mortgage loan department makes a variety of residential, industrial, and commercial loans secured by real estate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

          The Bank also provides agency and custody services for individuals and institutional accounts, serves as fiscal and paying agent, and as escrow agent. The Bank has trust powers which permit it to administer trusts and estates, although the Bank has no trust accounts at this time.

          The Bank currently has fourteen branch banking facilities in addition to its main location. See "Item 2.
Properties."

          EMPLOYEES

          Bancorporation and the Bank have approximately 240 full-time employees and 30 part-time employees. Neither Bancorporation nor the Bank is a party to any collective bargaining agreement and employee relations are deemed to be satisfactory.

          SERVICE AREA AND COMPETITION

          The principal market is defined as all of Essex County, the southern quadrant of Bergen County, the northeast quadrant of Union County and the northeast quadrant of Middlesex County, New Jersey. This market area is highly competitive with many banks and financial institutions vying for the same business. Most of the Bank's competitors are institutions of far greater size and
       the Bank's deposits constitute less than one percent of the commercial bank deposits in its market area.

          The Bank encounters intense competition in local and national markets from non-banking as well as banking sources in all of its activities, including many competitors which have substantially greater resources, name recognition and market presence than the Bank. As a lender it competes not only with other banks but also with savings and loan associations, savings banks, credit unions, finance companies, mortgage companies, factoring companies, insurance companies, and other financial institutions, many of which have higher legal lending limits. It competes for deposits with other banks, savings banks, savings and loan associations, credit unions, mutual funds, money market funds, and issuers of commercial paper and other securities.
Such competition is particularly intense from the Bank's Newark, New Jersey-based competitors. Trends toward the consolidation of the banking industry may make it more difficult for smaller banks and financial institutions, such as the Bank, to compete with large, national and regional banking institutions.

SUPERVISION AND REGULATION

          FEDERAL BANK HOLDING COMPANY ACT

          GENERAL. Bancorporation is a registered bank holding company within the meaning of the BHC Act, subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bancorporation is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHC Act. Also, the Federal Reserve Board periodically examines Bancorporation and its non-bank subsidiaries. The Federal Reserve Board has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the Federal Reserve Board is empowered to impose substantial civil money penalties for violations of banking statutes and regulations. Regulation by the Federal Reserve Board is intended to protect depositors of the Bank, not shareholders of Bancorporation.

          SOURCE OF STRENGTH. Federal Reserve Board policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this policy, a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity,
       and to maintain resources and the capacity to raise capital which it can commit to its subsidiary banks.  It is the Federal Reserve
Board's position that the failure of a bank holding company to serve as a source of strength to a distressed subsidiary bank is an unsafe and unsound banking practice. This has become known as the "source of strength doctrine." It is not clear whether the source of strength doctrine is legally enforceable by the Federal
Reserve Board.

          LIMITATION ON ACQUISITIONS. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) taking any action that causes a bank to become a controlled subsidiary of the bank holding company, (ii) acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or holding company and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition, (iii) the acquisition by a bank holding company or any nonbank subsidiary thereof of all or substantially all of the assets of a bank, or (iv) a merger or consolidation with another bank holding company.

          In determining whether to approve a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into account the competitive effects of the proposed acquisition, the convenience and needs of the community to be served, and the financial and managerial resources and future prospects of the bank holding companies and banks concerned. If a proposed acquisition, merger or consolidation might have the effect in any section of the United States to substantially lessen competition or to tend to create a monopoly, or if such proposed acquisition, merger, or consolidation otherwise would be in restraint of trade, then the Federal Reserve Board may not approve it unless it finds that the anticompetitive effects are clearly outweighed in the public interest by the probable effect of the proposed transaction in meeting the convenience and needs of the community to be served. Bancorporation has no current plans to acquire any interest in the voting stock or assets of any bank or other financial institution, although such an acquisition may be considered in the future.

          LIMITATION ON CERTAIN ACTIVITIES. The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in, and from acquiring direct or indirect ownership or control of the voting shares or assets of any company engaged in any activity other than banking or managing or controlling banks,
       and any activity which the Federal Reserve Board determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In acting on an application to engage in such an activity, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.
This consideration includes an evaluation of the financial and managerial resources of the applicant, including its subsidiaries, and any company to be acquired, and the effect of the proposed transaction on those resources.

          To date, the Federal Reserve Board, by regulation, has determined that, subject to expressed limitations, certain activities are permissible for bank holding companies and their subsidiaries and may be engaged in upon notice to the Federal Reserve Board without prior approval. These permissible activities include furnishing or providing services for the internal operations of the bank holding company and its subsidiaries, operating a safe deposit business, making and servicing loans, operating an industrial bank, performing certain trust company functions, acting as an investment or financial advisor in certain capacities, leasing certain real or personal property, making certain investments to promote community development, providing certain data processing services, performing certain insurance agency and underwriting functions, owning, controlling and operating a savings association, providing specified courier services, providing management consulting advice to nonaffiliated banks and nonbank depository institutions, selling certain money orders, United States savings bonds and traveler's checks, performing appraisals of real and personal property, arranging certain commercial real estate equity financing, providing certain securities brokerage services, underwriting and dealing in certain government obligations and money market instruments, providing foreign exchange advisory and transactional services, acting as a futures commission merchant, providing investment advice on financial futures and options on futures, providing consumer financial counseling, providing tax planning and preparation services, providing certain check guaranty services, operating a collection agency and operating a credit bureau.

          The Federal Reserve Board has also determined that certain other activities, including real estate brokerage and syndication, land development, property management, management consulting, underwriting of life insurance not sold in connection with a credit transaction, and insurance premium funding are
       improper activities for bank holding companies and their subsidiaries. In the future the Federal Reserve Board may take additional actions adding and refusing to add particular activities to the list of activities that the Federal Reserve Board deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Certain bank holding companies and their subsidiaries possess "grandfather rights" giving them authority to engage in one or more of the activities which are not generally permissible because they were engaged in such activities prior to the adoption of legislation restricting such activities.

          Under cross-guaranty provisions of the Federal Deposit Insurance Act (the "FDIA"), bank subsidiaries of a bank holding company are liable for any loss incurred (or reasonably anticipated to be incurred) by the Bank Insurance Fund (the "BIF"), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company. Liability under such cross-guarantee would be junior to deposit liabilities and most secured obligations, but senior to obligations to shareholders and most obligations to affiliates. The Federal Deposit Insurance Corporation (the "FDIC") has authority to prospectively waive the cross-guarantee provision. Currently the Bank is the only subsidiary of Bancorporation.

          A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or sale of any property or the furnishing of services. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investment in the stock or other securities thereof, and on the taking of such stocks or securities as collateral for loans.

          REGULATORY CAPITAL REQUIREMENTS. The Federal Reserve Board has promulgated "capital adequacy guidelines" for use in its examination and supervision of bank holding companies. A holding company's ability to pay dividends and expand its business through the acquisition of new banking subsidiaries can be restricted if its capital falls below levels established by these guidelines. In addition, holding companies whose capital falls below specified levels can be required to implement a plan to increase capital.

          The Federal Reserve Board's capital adequacy guidelines provide for three types of capital: Tier 1 capital (also referred to as core capital), Tier 2 capital (also referred to as
       supplementary capital) and Total capital.  A bank holding company's Tier 1 capital generally includes the following elements: common shareholders' equity, qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 capital elements) and minority interests in the equity accounts of consolidated subsidiaries. Goodwill is generally excluded from Tier 1 capital. Most intangible assets also are deducted from Tier 1 capital. A bank holding company's Tier 2 capital generally includes allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), most perpetual preferred stock and any related surplus (noncumulative and cumulative, without percentage limits), certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and certain intermediate-term preferred stock and subordinated debt instruments (to a maximum of 50% of Tier 1 capital excluding goodwill, but phased-out as the instrument matures). The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital (net of goodwill). For purposes of calculating the total risk-based capital ratio, Total capital generally includes Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, certain deferred tax assets and other deductions as determined by the Federal Reserve Board.

          The Federal Reserve Board has issued a regulation which limits the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights ("MSRs") and purchased credit card relationships ("PCCRs") would be included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 50% of Tier 1 capital and, to the further extent that PCCRs, individually, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles ("CDI") and all other identified intangible assets, must be deducted in determining Tier 1 capital. As of December 31, 1995, Bancorporation did not have MSRs, PCCRs, CDIs or other identified intangible assets.

          The Federal Reserve Board's capital adequacy guidelines require a bank holding company to satisfy a Tier 1 Leverage
Ratio, a total risk-based capital ratio and a Tier 1 risk-based capital ratio. Under the Tier 1 Leverage Ratio capital guideline, a bank holding company must have and maintain Tier 1 capital in an amount equal to at least 3.0% of its average total consolidated assets. In general, average total consolidated assets means the quarterly average total assets (net of the allowance for loan and lease losses) reported on a bank holding
       company's Consolidated Financial Statements (FR Y-9C Report),
minus goodwill and any other intangible assets or investments in subsidiaries which are deducted from Tier 1 capital. The 3.0% minimum Tier 1 Leverage Ratio is considered the absolute minimum amount of Tier 1 capital which the most highly rated bank holding companies (those rated composite 1 under the BOPEC rating system for bank holding companies) are required to maintain. All other bank holding companies must maintain a minimum Tier 1 Leverage
Ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points.

          Under the Federal Reserve Board's capital adequacy guidelines, a bank holding company must have and maintain a ratio of Total capital to risk-weighted assets of 8.00%, and a ratio of Tier 1 capital to risk-weighted assets of 4.00%. The amount of a bank holding company's risk-weighted assets is determined by multiplying the balance sheet amount of each of the bank holding company's consolidated assets by a specified risk-weight factor of 0%, 20%, 50% or 100%, in accordance with the relative risk level of the asset. In determining risk-weighted assets, off-balance sheet items, such as standby letters of credit, are converted to an on-balance sheet credit equivalent amount by multiplying the face amount of the off-balance sheet item by a credit conversion factor of 0%, 20%, 50% or 100%, in accordance with the probability that the off-balance sheet item will become a credit extended by the bank holding company. In general, intangible assets and other assets which are deducted in determining Tier 1 capital and Total capital must also be excluded from risk-weighted assets.

          On December 31, 1995, Bancorporation was in compliance with all of the Federal Reserve Board's capital guidelines. On such date, Bancorporation had a Tier 1 Leverage Ratio of 7.17% (compared with a requirement of 4% to 5%), and a ratio of total capital to risk-weighted assets of 11.85% (compared with a requirement of 8%) and a ratio of Tier 1 capital to risk-weighted
assets of 10.58% (compared with a requirement of 4%).   There can
be no assurance, however, that Bancorporation will remain in compliance with regulatory capital requirements. For additional information on Bancorporation capital, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Capital Adequacy."

          LIMITATION ON INCURRED DEBT. Bancorporation currently has no plans to incur any indebtedness. If Bancorporation determines to do so in the future, it will be subject to the general statutory and regulatory restrictions and, in addition, to certain commitments made by it to the Federal Reserve Board at the time Bancorporation received approval to become a bank
       holding company.  One such commitment which remains in effect is an agreement by Bancorporation that it will not incur debt without the prior approval of the Federal Reserve Bank of New
York. In the past, Bancorporation, with the approval of the Federal Reserve Bank of New York, has incurred indebtedness for the purpose of augmenting the Bank's capital to support growth.

          INTERSTATE BANKING AND BRANCHING. Under the recently enacted Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), which became effective on September 29, 1995, bank holding companies may acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The Federal Reserve Board, however, may not approve an interstate acquisition if as a result of the acquisition the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit.

          Under the Riegle-Neal Act, individual states may restrict interstate acquisitions in two ways. First, a state may prohibit an out-of-state bank holding company from acquiring a bank located in the state unless the target bank has been in existence for a specified minimum period of time (not to exceed five years). Second, a state may establish limits on the total amount of insured deposits within the state which are controlled by a single bank holding company (a "deposit cap"), provided that such deposit limit does not discriminate against out-of-state bank holding companies. As of March 1, 1996, a bill was proposed to the New Jersey state legislature regarding the interstate banking and interstate branching provisions of the Riegle-Neal Act (the "NJ Branching Bill"). The proposed bill contains neither a provision establishing a deposit cap nor a minimum age requirement.

          The Riegle-Neal Act now permits affiliated banks in different states to act as agents for each other for purposes of receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as an agent for an affiliated bank is not considered a branch of the affiliated bank.

          Beginning on June 1, 1997, the Riegle-Neal Act authorizes interstate branching by a merger of banks with different home states which results in a single bank with
       branches in both states.  The Riegle-Neal Act gives states the right to "opt out" and prohibit interstate mergers by passing legislation before June 1, 1997 that expressly prohibits all merger transactions with out-of-state banks. The Riegle-Neal Act also gives states the right to "opt in" and authorize early interstate mergers by passing legislation that expressly permits interstate merger transactions with all out-of-state banks. The Riegle-Neal Act authorizes banks to establish and operate a de novo branch in a state (other than the bank's home state) only if the host state "opts in" to authorize de novo interstate banking by passing legislation that expressly permits all out-of-state banks to establish de novo branches in the state. As of March 1, 1996, approximately 25 states had acted on the Riegle-Neal Act;
all of those states except Texas have opted into the interstate branching provisions in some form. The state legislature in each of New York, Connecticut, Pennsylvania, Delaware and Maryland has taken action to opt into the Riegle-Neal Act. Of these states, Connecticut, Pennsylvania, and Maryland each enacted an opt-in statute which permits de novo interstate branching for banks located in any state which enacts a reciprocal statute. As of March 1, 1996, New Jersey had not enacted any such legislation.
The proposed NJ Branching Bill would allow interstate branching by merger and by acquisition of an existing branch, but would prohibit de novo interstate branching.

          STATE BRANCHING LIMITATIONS

          In general, New Jersey law permits a bank, with prior regulatory approval, to establish a full branch office, a mini-branch office or a communications terminal branch office anywhere in the State. A bank, however, generally may not establish a full branch office or a mini-branch office (except in connection with a bank merger or an acquisition from a bank in liquidation or in danger of liquidation) in a municipality, other than in the municipality in which it maintains its principal office, which has a population of less than 10,000 and in which another banking institution maintains its principal office. For this purpose the principal office of a bank that is a subsidiary of a bank holding company which controls two or more banking institutions is deemed to be a branch office.

          FEDERAL BANK REGULATION

          GENERAL. As a national bank, the Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (the "OCC"). The Bank is also regulated by the Federal Reserve Board and the FDIC. Regulation by these agencies is designed to protect depositors of the Bank rather than shareholders of Bancorporation. The OCC has the
       authority to issue cease and desist orders if it determines that activities of the Bank represent unsafe and unsound banking practices or violations of law. In addition, the OCC is empowered to impose substantial civil money penalties for violations of banking statutes and regulations.

          REGULATORY CAPITAL REQUIREMENTS. The OCC has adopted minimum capital requirements applicable to national banks which are substantially similar to the capital adequacy guidelines established by the Federal Reserve Board for bank holding companies. There are, however, technical differences in the methodologies used to calculate the capital ratios.

          On December 31, 1995, the Bank was in compliance with all of the OCC's minimum capital requirements. On such date, the Bank had a Tier 1 Leverage Ratio of 7.00% (compared with a requirement for the Bank of 4% to 5%), and a ratio of Total capital to risk-weighted assets of 11.60% (compared with a requirement of 8%), and a ratio of Tier 1 capital to risk-weighted assets of 10.34% (compared with a requirement of 4%).

          CLASSIFICATION OF BANKS. Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under OCC regulations, a bank is deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio), (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMEL rating of 1), (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMEL rating of 1), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%, and (v) "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%. Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial
       institutions.  Under OCC regulations, the Bank was a well capitalized institution as of December 31, 1995.

          On August 2, 1995, the OCC adopted new regulations amending its risk-based guidelines to account for interest rate risk. The risk-based capital guidelines now specifically include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that bank regulatory agencies will consider in evaluating a bank's capital adequacy. The new guidelines, which became effective September 1, 1995, do not create an explicit measurement for assessing a level of a bank's interest rate risk exposure. The OCC has stated its intention to issue a proposed regulation to establish an explicit minimum capital charge for interest rate risk in the near future. Until such proposed regulation is issued, the Bank cannot determine what amount of additional capital may be required by bank regulatory agencies to cover its interest rate risk exposure.

          RESTRICTIONS ON UNDERCAPITALIZED INSTITUTIONS. Federal banking laws subject an undercapitalized financial institution to increased monitoring by the appropriate federal banking regulatory agency and periodic review of the institution's efforts to restore its capital. They require an undercapitalized financial institution to submit a capital restoration plan to the appropriate federal regulatory agency within 45 days of becoming undercapitalized. The appropriate federal regulatory agency for the Bank is the OCC. The agency may not approve a plan unless it determines, among other things, that the plan is based on realistic assumptions, the plan is likely to succeed in restoring the financial institution's capital and any holding company controlling the financial institution has guaranteed that the financial institution will comply with the capital plan. Federal banking laws limit the aggregate liability for all holding company guarantees to the lesser of 5% of the financial institution's total assets at the time it became undercapitalized, or the amount necessary to bring the financial institution into capital compliance.

          Federal banking laws also place restrictions on capital distributions and the operations of an undercapitalized financial institution. All insured financial institutions are prohibited, with limited exceptions, from declaring any dividends, making any other capital distributions or paying management fees to any person or company who controls the financial institution if after such distribution or payment the financial institution would be undercapitalized. An undercapitalized financial institution is not permitted to increase its total average assets, make acquisitions, establish new branch offices or engage in any new
       line of business unless certain statutory conditions have been met, including prior approval by the FDIC of the financial institution's capital restoration plan. Federal banking laws also give the appropriate federal regulatory agency discretion to take any of the corrective actions authorized for significantly undercapitalized financial institutions (see below), if the agency determines that such actions are necessary to protect the deposit insurance funds.

          RESTRICTIONS ON SIGNIFICANTLY UNDERCAPITALIZED INSTITUTIONS. Federal banking laws impose even more severe restrictions on significantly undercapitalized financial institutions and undercapitalized financial institutions that fail to submit and implement an acceptable capital restoration plan. Significantly undercapitalized institutions must restrict the payment of bonuses and raises to senior executive officers of the institution in addition to implementing the provisions described above for undercapitalized institutions. In addition, the appropriate federal regulatory agency must impose one or more restrictions on an institution that is significantly under-capitalized unless the agency determines that such actions would not further the purposes of federal banking laws. These discretionary actions: (i) require the financial institution to sell enough shares or obligations of the institution so that it will be adequately capitalized after the sale, or if one or more grounds exist for appointing a receiver or conservator for the financial institution, require that the financial institution be acquired by a depository institution holding company or combine with another insured depository institution; (ii) restrict certain transactions between the financial institution and affiliates of the financial institution; and (iii) restrict the interest rates that the financial institution pays on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities in the region where the financial institution is located.

          Federal banking laws also give the appropriate federal regulatory agency the discretion with respect to significantly undercapitalized institutions and undercapitalized financial institutions that fail to submit and implement an acceptable capital restoration plan to take any of the following actions:
(i) further restrict the financial institution's transactions with affiliates; (ii) restrict the financial institution's asset growth or require the institution to reduce its total assets;
(iii) require the financial institution or any of its subsidiaries to alter, reduce, or terminate any activity that the agency determines poses excessive risk to the financial institution; (iv) order a new election for the financial institution's board of directors; (v) require the financial
       institution to dismiss from office any director or senior executive officer who had held office for more than 180 days immediately before the financial institution became undercapitalized; (vi) require the financial institution to employ qualified senior executive officers; (vii) prohibit the financial institution from accepting deposits from correspondent depository financial institutions, including renewals and rollovers; (viii) prohibit any bank holding company having control of the financial institution from making any capital distributions without the prior approval of the Federal Reserve Board; (ix) require the financial institution to divest itself of or liquidate any subsidiary if the agency determines that the subsidiary is in danger of becoming insolvent and poses a significant risk to the financial institution, or is likely to cause a significant dissipation of the financial institution's assets or earnings; (x) require any company having control of the financial institution to divest itself of or liquidate any affiliate other than an insured depository institution if the appropriate federal regulatory agency for the institution determines that the affiliate is in danger of becoming insolvent and poses a significant risk to the institution;(xi) require any company having control of the financial institution to divest itself of the financial institution, if the appropriate federal regulatory agency for the company determines that divestiture would improve the financial institution's assets or earnings; and
(xii) take any other action that the appropriate federal regulatory agency determines will better carry out the purpose of the prompt corrective action provisions described by federal banking laws.

          RESTRICTIONS ON CRITICALLY UNDERCAPITALIZED
INSTITUTIONS. A critically undercapitalized institution is subject to all of the restrictions applicable to a significantly undercapitalized institution and, beginning 60 days after it becomes critically undercapitalized, is generally prohibited from paying principal or interest on subordinated debt without prior regulatory approval. In addition, a critically undercapitalized institution may not, without the prior written approval of the
FDIC: (i) enter into any material transaction outside of the ordinary course of business, (ii) extend credit in any highly leveraged transaction, (iii) amend its charter or bylaws, (iv) make any material change in accounting method, (v) engage in any covered transaction with any affiliate, (vi) pay any excessive compensation or bonuses or (vii) pay rates on liabilities significantly in excess of market rates.

          The appropriate federal regulatory agency is required to appoint a conservator or receiver for a critically undercapitalized institution not more than 90 days after the
       institution becomes critically undercapitalized, unless such agency and the FDIC jointly determine and document that another course of action would better protect the deposit insurance fund. In general, if the institution continues to be critically undercapitalized 270 days after the date on which it first became critically undercapitalized, then the appropriate federal regulatory agency must appoint a receiver for the institution unless such agency and the FDIC jointly determine that the institution meets stringent statutory requirements and certify that the institution is viable and is not expected to fail.

          DOWNGRADING OF FINANCIAL INSTITUTIONS. Federal banking laws provide that if an insured depository institution receives a less than satisfactory examination rating for asset quality, management, earnings or liquidity, the examining agency may deem such financial institution to be engaging in an unsafe or unsound practice. The potential consequences of being found to have engaged in an unsafe or unsound practice are significant, because under FDICIA the appropriate federal regulatory agency may: (i) if the financial institution is well-capitalized, reclassify the financial institution as adequately capitalized; (ii) if the financial institution is adequately capitalized, take any of the prompt corrective actions authorized for undercapitalized financial institutions and impose restrictions on capital distributions and management fees; and (iii) if the financial institution is undercapitalized, take any of the prompt corrective actions authorized for significantly undercapitalized financial institutions.

          DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of the Bank are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under FDIA and FDIC regulations, the Bank is required to pay annual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. On August 8, 1995, the FDIC substantially reduced the assessment rates covering the period from July 1, 1995 to December 31, 1995 from a range of 23 cents to 31 cents per $100 of insured deposits to a range of 4 cents to 31 cents per $100 of insured deposits. The Bank's assessment rate for that period was reduced from 23 cents to 4 cents. On November 14, 1995, the FDIC reduced the assessment rates for the period from January 1, 1996 to June 30, 1996 to a range of 0 cents to 31 cents per $100 of insured deposits. Institutions qualifying for the $0 assessment rate will be required to pay the statutory minimum deposit premium payment of $2,000 annually. As
       of January 1, 1996, the Bank's assessment rate was 0 cents per
$100 of insured deposits. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

          INTEREST RATES. The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations, in conjunction with national monetary and fiscal policies that affect the interest rates paid by banks on deposits and borrowings, have resulted in reductions of net interest margins on certain classes of loans. Such circumstances may recur in the future, although the trend of recent federal and state legislation has been to eliminate restrictions on the rates of interest which may be charged on some types of loans and to allow maximum rates on other types of loans to be determined by market factors.

          LOANS TO ONE BORROWER. In addition to limiting the rate of interest chargeable by banks on certain loans, federal law imposes additional restrictions on a national bank's lending activities. Under federal law the maximum amount that a national bank may lend to one borrower (and certain related interests of such borrower) generally is limited to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule including loans fully secured by government securities or deposit accounts in the bank. As of December 31, 1995, the Bank's lending limit under this regulation was approximately $6,027,000.

          PAYMENT OF DIVIDENDS. The National Bank Act restricts the payment of dividends by a national bank as follows: (i) no dividends may be paid if the bank has no undivided profits or retained earnings then on hand; (ii) until the surplus fund of the bank is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding half-year period in the case of quarterly or semiannual dividends, or not less than one-tenth of the net profits of the preceding two consecutive half-year periods in the case of annual dividends; and (iii) the approval of the OCC is required if dividends declared by the bank in any year would exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus.

          As of December 31, 1995, retained earnings of the Bank of $6,642,000 were available for payment of dividends to
       Bancorporation without regulatory approval.  For additional information on the Bank's capital, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Capital Adequacy--Bank Capital."

          COMMUNITY REINVESTMENT ACT. On May 4, 1995, the Federal Reserve Board, the FDIC and the OCC adopted new regulations relating to the Community Reinvestment Act (the "CRA"). The purpose of the CRA regulations is to establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods, and to provide that the agencies' assessment shall be taken into account in reviewing certain applications. The new regulations seek to emphasize an institution's performance rather than the process, to promote consistency in evaluation of institutions, and to eliminate unnecessary reporting burdens.
The new regulations replace the previous twelve assessment factors for large banks with three tests: (i) a lending test,
(ii) a service test, and (iii) an investment test. While documentation requirements have been substantially reduced, the safe harbors from CRA protest have also been eliminated.

          OTHER REGULATORY LIMITATIONS. Bancorporation and the Bank are "affiliates" within the meaning of the Federal Reserve Act. As such, the amount of loans or extensions of credit which the Bank may make to Bancorporation or to third parties secured by securities or obligations of Bancorporation are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

          The Bank is also authorized to invest in a service corporation that can offer the same services as the banking related services that bank holding companies are authorized to provide. However, prior regulatory approval must generally be obtained prior to making such an investment or performing such services.

          BANKING ACTIVITIES. The investments and activities of the Bank are subject to substantial regulation by the OCC and the
       FDIC, including without limitation investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), investments in loans, loans to officers, directors and affiliates, security requirements, truth-in-lending, community reinvestment, the types of interest bearing deposit accounts which they can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

          MONETARY POLICY AND ECONOMIC CONDITIONS. The principal sources of funds essential to the business of banks and bank holding companies are deposits, shareholders' equity, and borrowed funds. The availability of these various sources of funds and other potential sources such as preferred stock or commercial paper and the extent to which they are utilized depend on many factors, the most important of which are the monetary policies of the Federal Reserve Board and the relative costs of different types of funds.

          An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits.

          The Bank is subject to regulations issued by the Federal Reserve Board which require depository institutions to maintain non-interest-bearing reserves against their transaction accounts and non-personal time deposits. These regulations currently require depository institutions to maintain reserves equal to 3% of transaction accounts up to $52.0 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $52.0 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $4.3 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions. As of December 31, 1995, the Bank was required to maintain a reserve balance of $9.1 million.

         Substantially all of the restrictions on the maximum interest rates banks are permitted to pay on deposits have been removed, although banks are still prohibited from paying interest on demand deposits. Consequently, banks and thrift organizations
       are substantially free to pay interest at any rate.  Deregulation has increased competition among such institutions for attracting deposits and has resulted in an overall increase in such institutions' cost of funds.

         The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of continuing changes in regulations affecting commercial banks and other actions and proposed actions by the Federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States and general economic conditions, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, loan demand, or the overall performance of banks generally and of the Bank and Bancorporation in particular.

         The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

ITEM 2.  PROPERTIES.

         The main offices of both the Bank and Bancorporation are located at 905 Broad Street, Newark, New Jersey 07102. The building, which is owned by the Bank, is a two-story structure constructed in 1960. It has approximately 18,000 square feet of usable office space, which currently are used for the Bank's operations. During 1987, a wholly-owned subsidiary of the Bank purchased the five-story (approximately 45,000 square feet) Western Union Building at 909 Broad Street in Newark, New Jersey, adjacent to its main office. During 1994, the Bank and Bancorporation increased the amount of space available for the Bank's use in this building from approximately 55% to 81% of the building. Approximately 19% of the building is leased to nonaffiliated companies.

         The Bank currently has fourteen branch banking facilities as described below in addition to its main location:

                             Approximate         Expiration
    Location                 Square Feet         Date of Lease
Plaza Banking Center            5,092            December 31,
745 Broad Street                                 1998 <F1>
Newark, New Jersey

Ironbound Banking Center        4,100            February 28,
7 Wheeler Point Road                             1999 <F1>
Newark, New Jersey

North Newark Banking Center     3,500            December 31,
466 Bloomfield Avenue                            1997 <F1>
Newark, New Jersey

Millburn Banking Center         2,600            March 31, 2001
225 Millburn Avenue
Millburn, New Jersey

Gateway III Banking Center      2,076            September 7,
100 Mulberry Street                              1999 <F1>
Newark, New Jersey

North Arlington Banking Center  1,700            October 6,
65 River Road                                    1996
North Arlington, New Jersey

Jackson Street Banking Center  10,900            Owned
123-133 Jackson Street
Newark, New Jersey

Bayway Banking Center           3,700            April 30,
1000 South Elmora Avenue                         2008 <F2>
Elizabeth, New Jersey

Livingston Banking Center       3,450            November 30,
30 W. Mt. Pleasant Avenue                        2001 <F3>
Livingston, New Jersey

Perth Amboy Banking Center      3,400            August 31,
Convery Plaza, Route 35                          1997 <F4>
Perth Amboy, New Jersey

East Orange Central             6,070            Owned
  Banking Center
554 Central Avenue
East Orange, New Jersey

Elizabeth Banking Center        3,190            Owned
826 Elizabeth Avenue
Elizabeth, New Jersey

Kearny Banking Center             700            March 31,
180 Schuyler Ave.                                2000 <F5>
Kearny, New Jersey

East Ferry Office                 800            November 30,
290 Ferry Street                                 2000 <F2>
Newark, New Jersey
_______________________

<F1>
The Bank has the option to extend the term of the lease for one additional five year period.
<F2>
The Bank has the option to extend the term of the lease for up to four additional five year periods.
<F3>
The Bank has the option to extend the term of the lease for up to one additional five year period and one additional ten year period.
<F4>
The Bank has the option to extend the term of the lease for three additional five year periods.
<F5>
The Bank has the option to extend the term of the lease for two additional five year periods.

         The Bank also owns an 18,000 square foot building located at 465 Bloomfield Avenue, Bloomfield, New Jersey. On March 31, 1994, the Bank closed its Bloomfield Banking Center which was located in this building and transferred the accounts from this Banking Center to its North Newark Banking Center. Under a lease agreement dated August 1993 between the Bank and Newtrend, L.P., all of the space in the Bloomfield Avenue building is being leased to Newtrend, L.P., which uses the space to provide data processing services, related professional services, information processing and related outsourcing services to the Bank and other financial institutions.

         During 1995, the Bank opened a new full-service banking center in Kearny, New Jersey and converted its Gateway III Banking Center to a fully electronic branch, featuring multiple ATM's and a video banking link. During 1996, the Bank plans to open a new full-service banking center in Newark, New Jersey.

         Bancorporation neither owns nor leases any property.
<page.
ITEM 3.  LEGAL PROCEEDINGS.

         Neither Bancorporation nor the Bank is involved in any material pending legal proceedings, other than routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of Bancorporation's shareholders during the fourth quarter of the year ended December
31, 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         Executive officers of Bancorporation and of the Bank are elected annually and serve until their successors are elected and qualified at the next annual meeting of the directors of the respective corporations. The following table sets forth information with respect to the executive officers of Bancorporation and of the Bank.

                        Position with
                        Bancorporation
                        and Bank and Year        Principal
    Name           Age  First Elected            Occupation <F1>
Donald M. Karp     59   Chairman of              Position with
                        the Board of             Bancorporation
                        Bancorporation (1985)    and the Bank <F2>
                        and the Bank (1985);
                        Chief Executive Officer
                        of Bancorporation (1991)
                        and the Bank (1991);
                        Vice Chairman of the
                        Board of Bancorporation
                        (1981-1985) and the
                        Bank (1978-1985);
                        Director (1972)

John A. Dorman          56   President of        Position with
                        Bancorporation (1992)    Bancorporation
                        and the Bank (1992);     and the Bank <F3>
                        Director (1992)

Fred S. Campo           46   Senior Vice         Position with
                        President of the Bank    Bancorporation
                        (1986); Secretary of     and the Bank <F4>
                        Bancorporation (1982)
                        and the Bank (1991)

Fred Perry, Jr.  66     Senior Vice              Position with
                        President of             the Bank
                        the Bank (1978)

Peter Kenny      50     First Vice               Position with
                        President of             the Bank <F5>
                        the Bank (1991);
                        Senior Vice
                        President of the
                        Bank (1992)

James Boyle      45     Treasurer of             Position with
                        Bancorporation;          Bancorporation
                        Vice President and       and the Bank <F6>
                        Comptroller of the
                        Bank (1988); Senior
                        Vice President of the
                        Bank (1992)

Ellen Rogoff     46   First Vice President       Position with
                      of the Bank (1993);        the Bank <F7>
                      Senior Vice President
                      of the Bank (1994)

<F1>
Unless otherwise indicated, each of the persons listed has been employed in the indicated principal occupation during the last five years.
<F2>
Mrs. Donald M. Karp is the niece of Stanley J. Lesnik and the daughter of Harriet M. Alpert, a principal shareholder of Bancorporation.
<F3>
Prior to joining Bancorporation and the Bank, Mr. Dorman was an executive vice president of Chemical Bank New Jersey where he managed the Statewide Commercial Lending division. For the two years prior to the merger in 1989 of Horizon Bank Corp. and Chemical Bank, Mr. Dorman served as President and Chief Executive Officer of Chemical New Jersey Corporation, Chemical Banking Corporation's loan production office in New Jersey.
<F4<
Mr. Campo joined the Bank in December 1978 as an internal auditor. In 1982, Mr. Campo became secretary of
Bancorporation.   In 1986, he was promoted to senior vice
president of the Bank. In 1991, he became secretary of the Bank.
<F5>
For at least five years prior to joining Bancorporation, Mr. Kenny was executive vice president and secretary of United Jersey Bank, Northwest.
<F6>
Prior to joining Bancorporation, from April 1982 to December 1988 Mr. Boyle was a vice president and project director at National Westminister Bancorporation NJ (formerly First Jersey National Bank).
<F7>
For the three years prior to joining the Bank, Ms. Rogoff was Manager of Human Resources for Bristol Myers. For at least two years prior to joining Bristol Myers, Ms. Rogoff was Manager of Human Resources for Action Tungsram.

            There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected to their respective positions.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS.

Shares of the Common Stock of Broad National Bancorporation have been traded under the symbol BNBC on the NASDAQ National Market System since June 2, 1988, and in the over-the-counter market prior to this date. The following table sets forth the range of high and low closing sale price quotations per share for Bancorporation's Common Stock as reported by NASDAQ, together with cash dividends per share paid on Bancorporation's Common Stock, during the periods indicated.

     The market price information does not include retail markups, markdowns or commissions, but are based on actual transactions.

     Bancorporation           High*     Low*           Dividends
     1995 1st Quarter      $ 8 1/4    $6 3/4             $.03
          2nd Quarter       10         7                  .05
          3rd Quarter       10 3/4     8 3/4              .06
          4th Quarter       13 1/4     9                  .06


     1994 1st Quarter        7 5/32    5 15/32           $.02
          2nd Quarter        6 29/32   5 15/32            .02
          3rd Quarter        7 7/8     6 7/16             .02
          4th Quarter        7 7/8     6                  .12

* The market prices and dividends have been restated to give effect to the 5% stock dividend which was distributed December 16, 1994.

     As of February 2, 1996, there were 4,111,868 shares of Bancorporation's Common Stock outstanding and approximately 560 holders of record of such stock.

     As of February 2, 1996, there were no shares outstanding of Bancorporation's Preferred Stock 1985 class, par value $10.00 per share. As of February 2, 1996, there were 68,334 shares outstanding of Bancorporation's 8-1/2% Cumulative Convertible
Preferred Stock 1992 class, $1.00 par value per share, and approximately 65 holders of record of such Preferred Stock.
Refer to Note 14 for information regarding the redemption of Preferred Stock. Bancorporation paid dividends on its Preferred Stock 1985 class in the amount of 1.71 per share in January and July 1995.
Bancorporation paid dividends on its Preferred Stock 1992 class in the amounts of $0.2125 in January, April, July and October, 1995, respectively.

                          PRINCIPAL MARKET MAKERS

                             RYAN, BECK & CO.
                              80 MAIN STREET
                           WEST ORANGE, NJ 07052
                              (201) 325-3000

HERZOG, HEINE, GEDULD, INC.            R.A. MACKIE & CO., INC.
     26 BROADWAY                            P.O. BOX 380
 NEW YORK, NY 10004                    IRVINGTON, N.Y. 10591
   (212) 908-4000                          (800) 328-1550


SANDLER O'NEILL & PARTNERS           F.J. MORRISSEY & CO., INC.
2 WORLD TRADE CENTER                      1700 MARKET STREET
104TH FLOOR                                   SUITE 1420
NEW YORK, NEW YORK, 10048              PHILADELPHIA, PA 19103
(212) 466-7740                              (800)842-8928


ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain historical financial data with respect to Bancorporation on a consolidated basis. The information contained in this table should be read in conjunction with Bancorporation's historical Consolidated Financial Statements and related notes thereto included elsewhere in this Report.

                                                         December 31,
                                        1995      1994      1993      1992      1991
                                                 (Dollars in thousands)
SELECTED CONSOLIDATED STATEMENT OF
   CONDITION INFORMATION:
Total assets                        $481,185  $428,630   $438,532 $405,634   $493,191
Loans, gross                         267,419   267,422    265,920  256,293    294,780
Investment securities                116,212   110,933    102,165   99,654    116,217
Total deposits                       429,681   391,466    406,066  378,699    418,358
Short-term borrowings and long-term
  debt                                   782       177        342    3,660     21,672
Shareholders' equity                  34,529    30,266     27,421   18,975     17,341


                                                         December 31,
                                        1995      1994      1993      1992      1991
                                                      (Dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS
   INFORMATION:
Interest income                     $ 33,398  $ 29,795   $ 28,313 $ 30,441   $ 38,971
Interest expense                      10,082     7,464      8,082   11,817     20,293
Net interest income                   23,316    22,331     20,231   18,624     18,678
Provision for possible loan losses       720       450        900    2,435     12,911
Net interest income after provision
  for possible loan losses            22,596    21,881     19,331   16,189      5,767
Non-interest income                    4,491     3,649      4,023    4,405      3,517
Other expense                         19,536    20,073     19,813   17,590     18,077
Income tax provision (benefit)         3,131       768      1,491    1,311     (1,489)
Net income (loss) before cumulative
  effect of a change in accounting
  principle                            4,420     4,689      2,050    1,693     (7,304)
Cumulative effect of a change in
  accounting principle                     0         0      1,086        0          0
Net income (loss)                     $4,420    $4,689     $3,136   $1,693    $(7,304)
Per Share Data
Net income (loss) per common share
  Primary
    Before cumulative effect of a
      change in accounting principle   $1.28     $1.41      $0.50    $0.57     $(2.62)
    Cumulative effect of a change in
      accounting principle              0.00      0.00       0.38      0.00     0.00
    Primary earnings (loss) per common
      share                            $1.28      $1.41     $0.88     $0.57   $(2.62)
  Fully diluted
    Before cumulative effect of a change
      in accounting principle          $1.03     $1.10      $0.50     $0.57    <F1>
    Cumulative effect of a change in
      accounting principle              0.00      0.00       0.27      0.00     0.00
  Fully diluted earnings (loss) per
    common share                       $1.03     $1.10      $0.77     $0.57    <F1>
Cash dividends per common share         0.19      0.18       0.00      0.00     0.00
Book value per common share             8.14      7.87       6.89      6.48     5.86
Dividend payout ratio                  26.58%    19.27%     18.05%     0.00%    0.00%
Weighted average number of common
  shares outstanding (in thousands):
    Primary                            3,002     2,880      2,837     2,812    2,812
    Assuming full dilution             4,304     4,251      4,139     2,924    2,812


                                                         December 31,
                                        1995      1994      1993      1992      1991
                                                    (Dollars in thousands)

FINANCIAL RATIOS
Return on average assets                0.97%     1.04%     0.48%     0.39%    (1.59)%
Return on average shareholders' equity 13.52     16.16      7.83      9.27    (32.10)
Average equity to average assets        7.14      6.44      6.12      4.24      4.95
Earnings to fixed charges <F2>          1.71      1.68      1.30      1.25      0.59
Net interest margin                     5.59      5.41      5.12      4.68      4.49
Net interest spread                     4.88      4.92      4.55      4.05      3.64

ASSET QUALITY RATIOS
Non-performing loans as a % of gross
   loans                                3.82%     3.63%     7.72%     7.57%10.16%
Non-performing loans as a % of total
   assets                               2.12      2.26      4.68      4.79 6.07
Allowance for possible loan losses as
   a % of gross loans                   2.77      2.84      4.23      4.94      4.08
Allowance for possible loan losses as
   a % of non-performing loans         72.47     78.32     54.81     65.21     40.16
Net chargeoffs as a % of average gross
  loans                                 0.35      1.56      0.90      0.67      3.27
Non-performing assets as a % of loans
  and OREO                              6.00      5.81     10.03     10.98     10.20

CAPITAL RATIOS
Leverage capital                        7.17%     7.00%     6.23%     4.34%     3.69%
Tier 1 capital to total risk-weighted
  assets                               10.58      9.87      9.16      6.55      5.15
Total capital to total risk-weighted
  assets                               11.85     11.13     10.45      7.84      6.43

<F1>  Anti-dilutive
<F2>  The ratio of earnings to fixed charges is computed by dividing the sum of income before taxes, fixed charges and preferred stock dividends by the sum of fixed charges and preferred stock dividends.  Fixed charges represent interest expense and payment of debt.
For the year ended December 31, 1991 Bancorporation's earnings were insufficient to cover its fixed charges by $8.8 million.  In this period, it was necessary for Bancorporation to rely upon other funding sources to cover its fixed charges.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is intended to provide information about the financial condition and results of operations of Bancorporation and its subsidiaries on a consolidated basis and should be read in conjunction with the Consolidated Financial Statements and their related notes. As used in the following discussion, the term "Company" refers to Broad National Bancorporation and its subsidiaries on a consolidated basis; the term "Bank" refers to Broad National Bank and its subsidiaries on a consolidated basis; and the term "Bancorporation" refers to Broad National Bancorporation on a parent company only basis. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1995 data.


                                  SUMMARY

     The Company recorded net income of $4,420,000 or $1.03 per fully diluted common share in 1995, compared to net income of $4,689,000 or $1.10 per fully diluted common share in 1994. Net income for 1994 included tax benefits of $1,500,000 as well as a one-time recovery of $875,000 ($578,000 tax effected) of legal expenses in conjunction with an insurance settlement. In 1993, the Company recorded net income of $3,136,000 or $0.77 per fully diluted common share.

     An improved net interest rate margin, an increase in non-interest income and a decline in non-interest expense contributed to the increase in income, before income taxes, for 1995 as compared to 1994. The increase in income tax expense offset these improvements and resulted in the overall decrease of net income for 1995 as compared to 1994.

     The improved earnings performance for 1994 as compared to 1993 was attributable to an improved net interest rate margin, a lower provision for possible loan losses, the one-time recovery of legal expenses and the tax benefit realized.

     The Company's return on average assets and return on average shareholders' equity were 0.97% and 13.52%, respectively, for 1995. The Company's comparable return on average assets was 1.04% for 1994, and 0.48%, exclusive of the cumulative effect of the change in accounting principle, for 1993. The return on average shareholders' equity was 16.16% for 1994, and 7.83%, exclusive of the cumulative effect of the change in accounting principle, for 1993.

     The Company's total assets increased $52,555,000 or 12.3% in 1995, following a decline of $9,902,000 or 2.3% in 1994. Total deposits of $429,681,000 at December 31, 1995 represent an increase of $38,215,000 or 9.8% from the December 31,1994 balance. Total deposits had declined $14,600,000 or 3.6% during 1994. Total shareholders' equity increased $4,263,000 or 14.1% between 1995 and 1994, following an increase of $2,845,000 or 10.4% between 1994 and 1993.

                           RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income, the primary source of earnings for the Company, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and other interest bearing liabilities. Earning assets include loans, investment securities and federal funds sold. Interest bearing liabilities include savings, interest bearing demand and time deposits, short-term borrowings and long-term debt.

     The following table shows the Company's consolidated average balance of assets, liabilities, and shareholders' equity as well as the amount of interest income or interest expense and the average rate for each category of interest-earning assets and interest-bearing liabilities. Non-accrual loans are included in average loans and interest on loans includes loan fees which were not material. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a 34% tax rate.

                                                       NET INTEREST INCOME
ASSETS

                                     1995                             1994                         1993
                         Average  Interest   Average     Average    Interest   Average      Average  Interest   Average
                         Balance  and Fees    Rate       Balance    and Fees    Rate        Balance  and Fees     Rate
                                                                         (Dollars in Thousands)
Federal funds sold       $38,383    $2,253    5.87%     $   44,509   $  1,836    4.13%      $ 42,284  $ 1,262    2.98%
Investment securities
  Securities held-to-
    maturity <F1>         87,128     5,154    5.92          83,861      4,588    5.47         86,802    4,727    5.45
  Securities available-
  for-sale                27,029     1,682    6.22          23,548      1,257    5.34         11,505      593    5.15
Total investment
  securities             114,157     6,836    5.99 <F2>    107,409      5,845    5.44 <F2>    98,307    5,320    5.41 <F2>
Loans
  Mortgage               160,797    14,657    9.11         156,604     13,660    8.72        155,276   13,756    8.86
  Installment             11,328     1,125    9.93           9,251        870    9.40          9,809    1,131   11.53
  Commercial              92,822     8,459    9.11          94,912      7,498    7.90         89,116    6,756    7.58
  States and political
    subdivisions <F1>      1,148       146   12.72           1,286        154   11.98          1,433      162   11.31
  Total Loans            266,095    24,387    9.16         262,053     22,182    8.46        255,634   21,805    8.53
  Total interest
    earning assets      $418,635   $33,476    8.00% <F2>  $413,971   $ 29,863    7.21% <F2> $396,225  $28,387    7.16% <F2>
Less-Allowance for
  possible loan losses     7,558                             9,691                            12,542
All other assets          46,749                            46,336                            44,034
TOTAL ASSETS            $457,826                          $450,616                          $427,717

LIABILITIES AND SHAREHOLDERS' EQUITY

Time Deposits
  Savings and interest
    bearing demand
    deposits            $221,749    $4,900    2.21%       $248,752   $ 5,018     2.02%     $223,709   $ 5,119    2.29%
  Time deposits:
  Under $100,000          78,511     3,973    5.06          63,118     1,949     3.09       76,285      2,654    3.48
  Over $100,000           20,279     1,040    5.13          13,875       491     3.54        8,741        264    3.02
  Total time deposits    320,539     9,913    3.09         325,745     7,458     2.29      308,735      8,037    2.60
Short-term borrowings      2,808       169    6.02             275         6     2.18          863         45    5.21
Total interest bearing
  liabilities           $323,347   $10,082    3.12%        326,020   $ 7,464     2.29%     $309,598    $8,082    2.61%
Other liabilities          6,516                             5,905                            4,895
Demand deposits           95,264                            89,683                           87,031
Shareholders' equity      32,699                            29,008                           26,193
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY  $457,826                          $450,616                         $427,717
NET INTEREST INCOME                $23,394                           $22,399                          $20,305
NET INTEREST SPREAD                           4.88%                              4.92%                           4.55%
NET INTEREST MARGIN                           5.59% <F3>                         5.41% <F3>                      5.12% <3>

<F1>
     Interest income for investments in states and political subdivisions include tax-equivalent adjustments at a 34% rate.
<F2>
     Average rates reflect the tax-equivalent adjusted yields on non-taxable investments and loans.
<F3>
     Represents the difference between interest earned and interest paid, divided by total average interest-earning assets.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

     The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the years ended December 31, 1995 and 1994 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.

                                          1995 Compared with 1994                              1994 Compared with 1993
                                            Increase (Decrease)                                  Increase (Decrease)
                                             Due to a Change in                                  Due to a Change in

                            Average        Average                       Average        Average
                            Balance          Rate           Total        Balance          Rate           Total
                                                            (Dollars in Thousands)
Interest earned on:
  Loans                        $438         $1,767         $2,205           $585         $(208)          $377
  Investment securities         381            610            991            496            29            525
  Federal funds sold           (288)           705            417            417            66            508            574
  Total interest income         531          3,082          3,613          1,147           329          1,476
Interest paid on:
  Savings and interest
    bearing demand             (657)           539           (118)           520          (621)          (101)
  Time deposits:
    Under $100,000              568          1,456          2,024           (403)         (302)          (705)
    Over $100,000               278            271            549            175            52            227
  Short-term borrowings         136             27            163            (36)           (3)           (39)
  Total interest expense        325          2,293          2,618            256          (874)          (618)
Change in net interest income  $206           $789           $995           $891        $1,203         $2,094

Percent increase (decrease) in
  net interest income over the
  prior period                                               4.44%                                      10.31%

     During 1995, total interest income, on a tax equivalent basis, increased $3,613,000 or 12.1% compared to 1994. The mix of average interest earning assets changed slightly for 1995 as compared to 1994. Average federal funds sold declined to 9.2% of average interest earning assets, as compared to 10.8% for 1994, while total investment securities increased to 27.3% of average interest earning assets for 1995 as compared to 25.9% for 1994.
Total loans remained relatively unchanged, representing 63.5% of average interest earning assets for 1995, as compared to 63.3% for 1994. The increase of $3,613,000 in total interest income for 1995 as compared to 1994 is primarily attributable to an increase of 79 basis points in the average rate earned on total average interest earning assets, and to a lesser extent, an increase of $4,664,000 in total average interest earnings assets. An increase of $4,042,000 in the average balance of loans combined with an increase of 70 basis points in the average rate earned on loans to result in an increase of $2,205,000 in interest income earned on loans. Similarly, an increase of $6,748,000 in the average balance of investment securities combined with a 55 basis point increase in the average rate earned on investment securities to result in an increase of $991,000 in interest income earned on investment securities. Interest income earned on federal funds sold increased $417,000, primarily as the result of an increase of 174 basis points in the average rate earned on federal funds sold, which increase was partially offset by a decrease of $6,126,000 in the average balance of federal funds sold.

     Total interest expense of $10,082,000 for 1995 was $2,618,000 or 35% higher than 1994. The increase in interest expense is primarily attributable to an increase in the average rates paid on interest bearing liabilities, and to a lesser extent due to the change in the mix of interest bearing liabilities. The average rate paid for interest bearing liabilities during 1995 was 83 basis points higher than 1994, with the largest increase in rates reflected in time deposits and short-term borrowings. In addition to the increase in average rates, the average balance of relatively higher costing time deposits and short-term borrowings increased during 1995.
Average rates on time deposits under $100,000 were 197 basis points higher for 1995 as compared to 1994, while average rates on time deposits over $100,000 were 159 basis points higher for 1995 than for 1994. The average rate on short-term borrowings for 1995 was 384 basis points higher than 1994. The increase in the average rate paid on all interest bearing liabilities was responsible for an increase of $2,293,000 in total interest expense. Additionally, increases in the average balance of time deposits and short-term borrowings contributed to an additional $325,000 increase in total interest expense for 1995 as compared to 1994.

     Tax equivalent net interest income for 1995 increased $995,000 or 4.4% from 1994, and the net interest margin for 1995 was 18 basis points higher than that for 1994. The increase is primarily attributable to the fact that average rates earned on interest earning assets increased more quickly than rates paid on interest bearing liabilities.

     During 1994, total interest income, on a tax equivalent basis, increased $1,476,000 or 5.2% compared to 1993. The mix of average interest earning assets remained relatively unchanged for 1994 as compared to 1993. Average federal funds sold, investment securities and loans represented 10.8%, 25.9% and 63.3%, respectively, of average interest earning assets for 1994, as compared to 10.7%, 24.8% and 64.5%, respectively, of average interest earning assets for 1993. The increase of $1,476,000 in total interest income for 1994 as compared to 1993 is primarily attributable to an increase of $17,746,000 in total average interest earning assets, and to a lesser extent, an increase of 5 basis points in the average rate earned on total interest earning assets. An increase of $6,419,000 in the average balance of loans was partially offset by a decline of 7 basis points in the average rate earned on loans, resulting in a net increase of $377,000 in interest income earned on loans. An increase of $9,102,000 in the average balance of investment securities combined with a 3 basis point increase in the average rate earned on investment securities to result in an increase of $525,000 in interest income earned on investment securities. Interest income on federal funds sold increased $574,000, primarily as the result of an increase of 115 basis points in the average rate earned on federal funds sold, and to a lesser extent, an increase of $2,225,000 in the average balance of federal funds sold.

     Total interest expense of $7,464,000 for 1994 was $618,000 or 7.6% lower than 1993. The composition of interest bearing liabilities changed slightly during 1994 as compared to 1993, with relatively lower yielding savings, IMMA and NOW deposits comprising 76.3% of total interest bearing liabilities for 1994 as compared to 72.3% of interest bearing liabilities for 1993. Conversely, certificates of deposit as a percentage of average interest bearing liabilities declined to 23.6% for 1994 as compared to 27.4% for 1993. The $618,000 decrease in interest expense for 1994 as compared to 1993 is primarily attributable to a decline of 32 basis points in the average rate paid on interest bearing liabilities, which offset an increase of $16,422,000 in the average balance of interest bearing liabilities. The most significant component of the decline in interest expense for 1994 is represented by certificates of deposit under $100,000, for which a $13,167,000 decline in the average balance combined with a 39 basis point decline in the average rate paid, to result in a total decrease of $705,000 in interest expense for certificates of deposit under $100,000. While the volume and rate of certificates of deposit under $100,000 declined for 1994, the average balance of certificates of deposit over $100,000 increased $5,134,000 and the average rate paid on these deposits increased 52 basis points, resulting in an increase of $227,000 in interest expense. On a combined basis, interest expense for certificates of deposit decreased $478,000 for 1994 as compared to 1993. The average balance of savings and interest bearing demand deposits increased $25,043,000 for 1994 as compared to 1993. However, the average rate paid on these deposits declined 27 basis points, resulting in an overall decrease of $101,000 in interest expense for these categories of deposits for 1994.

     Net interest income for 1994 increased $2,094,000 or 10.3% from 1993. The Company attributes most of this increase to the increase in the balance of average interest earning assets as well as the decline in the average rate paid for interest bearing liabilities.

PROVISION FOR POSSIBLE LOAN LOSSES

     In determining the provision for possible loan losses management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $720,000,$450,000 and $900,000 for 1995, 1994 and 1993,
respectively.

     Actual net loan charge-offs were $920,000 or .35% of average total loans, $4,100,000 or 1.56% of average total loans and $2,307,000 or 0.90% of average total loans for 1995, 1994 and 1993, respectively. Included in the net charge-off figure of $4,100,000 for 1994 are charge-offs for approximately $2,696,000 related to the sale of $5,651,000 of troubled loans, including approximately $4,500,000 of non-performing loans, which was completed during the second quarter of 1994. The net charge-off figure for 1994 also includes a $500,000 recovery received in conjunction with a previously announced insurance settlement.


NON-INTEREST INCOME AND NON-INTEREST EXPENSES

     Total non-interest income increased $842,000 or 23.1% for 1995 as compared to 1994. The most significant changes were represented by investment security and loan sale transactions. During 1995, the Company recorded a gain of $71,000 from the sale of securities available-for-sale. This gain represented an improvement of $240,000 over the loss of $169,000 recorded from the sale of securities available-for-sale in 1994. Additionally, during 1995 the Company recorded gains of $18,000 from the sale of residential mortgages. These gains represented an improvement of $314,000 over the loss of $296,000 realized from the sale of residential mortgages during 1994. Increases of $40,000 in ATM fee income and $36,000 in credit card fees represented the larger components of the $166,000 increase in other income.

     Total non-interest income declined $374,000 or 9.3% for 1994 as compared to 1993. Service charges on deposit accounts, which represents the largest component of non-interest income, increased $560,000 or 19.8% in 1994 as compared to 1993 as the result of increased volume and increased fees. However, this increase was offset by a decline of $713,000 in income generated from investment security and loan sale transactions. The 1994 loss of $465,000 on the sale of securities/mortgages included a loss of $169,000 from the sale of securities available-for-sale and a loss of $296,000 from the sale of residential mortgages. The Company had realized a gain of $248,000 from the sale of securities during 1993. There were no sales of residential mortgages during 1993.

     Total non-interest expenses of $19,536,000 for 1995 are $537,000 or 2.7% lower than 1994. 1995 salaries and wages are $292,000 or 3.9% higher than those for 1994. This increase is attributable in part to an increase of approximately $112,000 in incentive salary programs as well as payments of approximately $60,000 to selected employees who qualified for and elected to participate in an early retirement program. The remaining increase is primarily attributable to merit increases. Employee benefits expenses increased $260,000 or 13% during 1995 as compared to 1994. The most significant component of this increase was additional pension expense of $150,000 related to the early retirement program for selected employees. 1995 legal fees of $547,000 represent an increase of $411,000 over 1994 legal fees, however, 1994 legal fees were reduced by a one-time recovery of $875,000 resulting from the settlement of an insurance claim. FDIC and OCC assessments are $586,000 lower in 1995 than 1994 as the result of the reduction of the FDIC assessment during 1995. The largest component of the decrease in other expenses are declines in expenses associated with a data processing conversion that occurred during 1994.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective beginning in 1996. SFAS 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or adopt a fair value based method of accounting for stock options as compensation expense over the service period, as defined in the new standard. SFAS 123 requires that if a company continues to account for stock options under APB 25 it must provide pro-forma net income and earnings per share information as if the new fair value approach had been adopted. The Company will continue to follow the existing accounting standards for these plans and will make the required disclosures in 1996.

     Total non-interest expenses of $20,073,000 for 1994 were $260,000 or 1.3% higher than 1993. Salaries and wages were $631,000 or 9.3% higher than 1993 as the result of merit increases for officers and employees, an increase in the management bonus plan for 1994 and the accrual of severance pay for a small reduction in force resulting from management's efforts to improve efficiency and reduce costs for future periods. Data processing fees of $1,256,000 for 1994 represented an increase of $393,000 or 45.5% over 1993. In addition to computer fees, data processing fees also include item processing expenses paid to a third party resulting from the Company's outsourcing of its item processing operations in August of 1993. These item processing fees were $610,000 for the full twelve months of 1994 as compared to $225,000 for the last four months of 1993. The decline in legal fees was primarily due to the recovery of $875,000 of legal expenses in 1994 in conjunction with the previously announced settlement of certain claims made under the Company's insurance policy. Other real estate expense of $169,000 for 1994 was $264,000 or 61% lower than 1993 primarily as the result of the reduction in the provision for possible losses on other real estate owned from $325,000 for 1993 to $75,000 for 1994. 1994 advertising expenses were $151,000 or 72.2% higher than the prior year period due to advertising campaigns to reinforce the Bank's image in the communities in which it serves, as well as a campaign to promote its consumer lending products. The largest component of the increase in "other" non-interest expenses were temporary help and related expenses as the result of additional resources used by the Company to assist with a data processing conversion during 1994.

INCOME TAXES

     In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which became effective for financial reporting periods beginning after December 15, 1992.

     Effective January 1, 1993, the Company adopted SFAS 109, and has reported $1,086,000 as the cumulative effect of that change in the method of accounting for income taxes in the December 31, 1993 consolidated statement of income.

     The effective tax rate was 41.5% in 1995, 14.1% in 1994 and 42.1% in 1993. The decrease in the effective rate to 14.1% for 1994 was primarily due to the recognition of tax benefits resulting from the adjustment of the valuation allowance for deferred tax assets.

     The valuation allowance for deferred tax assets as of December 31, 1993 was $1,930,000. The net change in the total valuation allowance for 1994 was a decrease of $1,500,000, which was the result of the accelerated recognition of temporary differences related to the sale of non-performing loans in 1994 and improvement in the Bank's core earnings. Income tax expense was reduced $1,500,000 as a result of the change in the valuation allowance.

                            FINANCIAL CONDITION

LOANS

        Total gross loans of $267,419,000 at December 31, 1995 were relatively unchanged from the December 31, 1994 balance of $267,422,000. For 1995, average loans of $266,095,000 represented 63.5% of total average interest earning assets as compared to 63.3% of total average interest earning assets for 1994.

     The following table shows the classification of loans by major category, at December 31, for each of the past five years.

                                                December 31,
                               1995        1994         1993        1992         1991

Real estate loans:
  Construction               $4,097      $3,913       $5,209      $6,602      $15,061
  Mortgage
    Residential              90,831      81,237       72,484      77,273       86,988
    Commercial               94,950      85,819       76,554      77,377       75,475
Commercial loans             69,025      90,430       95,671      88,751      105,698
Installment loans             7,828       5,022        4,400       6,019       10,599
Other loans                     688       1,001          559         271          959
Loans held for sale
  (market value $11,153)          0           0       11,043           0            0
  Total loans              $267,419    $267,422     $265,920    $256,293     $294,780

     Real estate loans include construction mortgages, residential mortgages (including home equity loans), and commercial mortgages.

     Construction loans are predominately floating rate loans and the term thereof generally does not exceed one year. The majority of the Bank's construction loans consist of loans secured by single- or multi- family dwellings located in the Bank's primary market area.

     Residential mortgage loans include mortgages for the purchase or refinancing of residential properties and are secured by first liens on those properties. This category also includes home equity loans which are secured by either a first or second lien on real estate.

     Commercial mortgages include mortgages on owner occupied buildings and investment properties, secured by first mortgages on these properties. Maturities are generally five years or less, although amortization is generally based on terms of 15 years or less.

     Commercial loans primarily represent loans to commercial borrowers for working capital and other short-term needs and term loans for the acquisition of assets. The terms of such loans generally range from one to five years.

     Installment loans are granted primarily to individuals on an installment basis, may be secured by liens on personally held assets or may be unsecured, and include auto loans, home improvement loans, student loans, revolving credit plans and personal loans.

     The following table summarizes the maturities of certain loan categories at December 31, 1995:

                       Within       1-5     Over
                      One Year     Years   5 Years     Total
                                (Dollars in Thousands)
Real estate loans:
  Construction          $4,097   $     0   $     0    $4,097
  Mortgage              24,151    81,744    79,886   185,781
Commercial loans        27,610    28,991    12,424    69,025

     The table below presents the fixed and variable rate loans at December 31, 1995 on loans with a term of greater than one year in the following categories:

                          Fixed                   Variable
                     Interest Rates           Interest Rates
                            (Dollars in Thousands)
Real Estate loans:
  Mortgage                 $105,606                  $56,024
Commercial loans             16,980                   24,435

     The Company's loan portfolio is varied, with no undue concentration in any single industry, although most of the loans in the Company's loan portfolio have been made to borrowers in New Jersey. The Company's home equity loan portfolio (which is included in real estate mortgages in the table above) and a substantial portion of its commercial loan portfolio have interest rates that reprice with changes in the prime rate.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is maintained at an amount considered adequate by management and the Board of Directors to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio.

     Management and the Board of Directors of the Company review the allowance for possible loan losses on a regular basis. Management and the Board evaluate a number of factors in determining the appropriate level of the allowance for possible loan losses. Weakening credits are evaluated individually and factors such as the creditworthiness of the borrower, the adequacy of underlying collateral and the probable impact of business and economic conditions upon the borrower are examined. The review process also takes into consideration the possibility that there may be losses in the loan portfolio which cannot currently be identified, and the degree of risk inherent in the composition of the loan portfolio. The volume of non-performing and other classified loans and their relationship to the loan portfolio, as well as historical charge-off experience, are also examined.

     The following table summarizes the activity in the allowance for possible loan losses over each of the past five years. Also presented are certain key ratios regarding the allowance.

                                                                         December 31,
                                                   1995           1994           1993           1992           1991
                                                                    (Dollars in Thousands)
Average loans outstanding
  during the year                              $266,095       $262,053       $255,634       $270,994       $316,469
Total gross loans at period end                 267,419        267,422        265,920        256,293        294,780
Allowance, beginning of year                      7,602         11,252         12,659         12,030          9,470
Loans charged-off during the year:
  Commercial                                      1,952          2,184          2,047          1,551          9,052
  Mortgage                                           80          2,809            379            136            296
  Installment                                        91            148            157            584          1,503
Total loans charged-off during
  the year                                        2,123          5,141          2,583          2,271         10,851
Recoveries during the year:
  Commercial                                      1,005            890            111            354            191
  Mortgage                                          142             10              0              2            142
  Installment                                        56            141            165            109            167
Total recoveries during the year                  1,203          1,041            276            465            500

Net loans charged-off during
  the year                                          920          4,100          2,307          1,806         10,351
Provision charged to operations                     720            450            900          2,435         12,911
Allowance, end of year                           $7,402         $7,602        $11,252        $12,659        $12,030
Ratio of net loans charged-off to
  average loans outstanding during year           0.35%          1.56%          0.90%          0.67%          3.27%
Allowance for possible loan losses as
percentage of total gross loans                   2.77%          2.84%          4.23%          4.94%          4.08%

     The following table reflects the allowance for possible loan losses by category as of December 31, for each of the past five years:

                                                     December 31,
                            1995                1994                1993                1992                 1991

                           Percent             Percent             Percent             Percent             Percent
                           of Loans            of Loans            of Loans            of Loans            of Loans
                              to                  to                  to                   to                  to
                   Dollar     Total    Dollar     Total    Dollar     Total    Dollar     Total    Dollar     Total
                   Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                                                              (Dollar in Thousands)
Real Estate Loans:
  Construction     $  163         2%   $  163         2%  $   817         2%  $ 1,538         2%  $ 1,723         5%
  Mortgage          1,765        69     1,984        62     3,370        60     2,999        61     1,369        55
Commercial loans    5,052        26     5,147        34     6,664        36     7,466        35     8,227        36
Installment loans     271         3       308         2       401         2       406         2       458         4
Other                 151         *         0         *         0         *       250         *       253         *
  Total            $7,402       100%   $7,602       100%  $11,252       100%  $12,659       100%  $12,030       100%
* Less than 1.0%

     As previously discussed under "PROVISION FOR POSSIBLE LOAN
LOSSES", approximately $2,696,000 of the $5,141,000 of loans charged-off during 1994 resulted from the sale of troubled loans.

     The allowance for possible loan losses includes an allocation for all loans classified as special mention, substandard, doubtful or loss (See "Asset Quality" below for definitions of such classifications). After allocating the allowance for classified loans, an allocation is made for all non-classified loans. The allocation for non-classified loans is made by loan category, based upon the historical loss experience for each loan category as well as perceived risk of loss for each loan category. The amount of the allowance applicable to non-classified loans was $3,778,000 and $4,621,000 at December 31, 1995 and December 31, 1994, respectively. Since these factors are subject to change, the allocation of the allowance for possible loan losses should not be interpreted as an indication that such amounts or proportions will continue or indicate future trends.

     The specific amount of the allowance in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect current conditions. Accordingly, the Company considers the entire reserve to be available to absorb losses in any category.

ASSET QUALITY

     Various degrees of credit risk are associated with substantially all investing activities. Management believes that the lending function, however, carries the greatest risk of loss.

     The Bank's credit due diligence begins at the time a borrower and the Bank begin to discuss the origination of a loan. Documentation including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan and other factors are analyzed before a loan is submitted for approval.

     The Company attempts to minimize overall credit risk through loan diversification. The Company's loan portfolio is varied, with no undue concentration in any single industry, although most of the loans in the Company's loan portfolio have been made to borrowers in New Jersey.

     Individual loan officers are assigned to monitor non-installment and non-residential mortgage loans and are responsible for the periodic updating of their reviews of such loans. Loan officers are actively encouraged to identify potential deteriorating loan situations through a self-reporting system.

     Installment and residential mortgage loans are primarily monitored through an analysis of their payment status.

     Classified loan reports are prepared and reviewed regularly by the problem loan committee. Classified loans are categorized into one of several categories, depending upon the condition of the borrower and the strength and amount of collateral.

     Classifications consist of "other loans especially mentioned," defined as loans with only modest deficiencies in documentation and with potentially weakening credit features; "substandard loans," defined as loans that have a well-defined credit weakness; "doubtful loans," defined as loans that have a significantly higher probability of loss than substandard loans; and "loss" loans which are charged-off when they are deemed uncollectible.

     Non-performing assets consist of (i) non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been restructured due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

     The following table reflects the components of non-performing assets at December 31, for each of the past five years:

                                                                               December 31,
                                    1995             1994                1993                1992                1991
                                                                             (Dollars in Thousands)
Past due, 90 days or more:
  Mortgage                        $1,938           $1,388              $4,535              $5,112              $9,743
  Commercial                       1,167              714               1,434               1,607               1,693
  Installment                         18               23                  53                 163                 218
    Total                         $3,123           $2,125              $6,022              $6,882             $11,654
Non-accrual loans:
  Mortgage                        $4,042           $4,357              $9,858              $6,316              $4,402
  Commercial                       3,049            3,222               4,641               6,180              13,816
  Installment                          0                2                   7                  36                  83
    Total                         $7,091           $7,581             $14,506             $12,532             $18,301
Total non-performing loans       $10,214           $9,706             $20,528             $19,414             $29,955
Restructured loans (excluding
  amounts classified as non-
  performing loans)                5,105            5,445               5,721               8,380                   0
Other real estate owned, net         772              400                 461                 402                 129
Total non-performing assets      $16,091          $15,551             $26,710             $28,196             $30,084

Non-performing loans as a
  percent of total gross loans     3.82%            3.63%               7.72%               7.57%              10.16%
Non-performing loans as a
  percent ot total assets          2.12%            2.26%               4.68%               4.79%               6.07%
Non-performing assets as a
  percent of loans and other
  real estate owned                6.00%            5.81%              10.03%              10.98%              10.20%
Allowance for possible
  loan losses                     $7,402           $7,602             $11,252             $12,659             $12,030
Allowance for possible loan
  losses as a percent of non-
performing loans                  72.47%           78.32%              54.81%              65.21%              40.16%

     It is the Company's general policy to discontinue the accrual of interest and reverse previously accrued but unpaid interest as to a particular loan when interest or principal is more than 90 days past due on such loan or other circumstances indicate that full collection is questionable, unless the loan is adequately secured and in the process of collection. Income on non-accrual loans is recognized only in the period in which it is collected.

     In addition to the non-performing loans as of December 31, 1995 and 1994, the Company had classified an additional
$4,932,000 and $3,675,000, respectively, as substandard loans.
Also, at December 31, 1995 the Company had classified a $650,000 letter of credit as substandard. A loan loss reserve has been allocated to such loans and letter of credit in accordance with the Company's policies.

     In the course of resolving non-performing loans, the Bank may restructure the contractual terms of its loans with its borrowers. If, prior to such restructuring, the loan was classified as non-accrual, it is the Bank's policy to continue to carry these restructured loans on non-accrual status for a period of time (typically six months) before management considers their return to accrual status. At December 31, 1995, loans aggregating $5,105,000 were categorized as restructured. These loans are currently performing in accordance with their modified terms.

     The level of non-performing assets is heavily dependent upon local economic conditions. The December 31, 1995 total non-performing assets of $16,091,000 represents an increase of $540,000 or 3.5% from December 31, 1994. There can be no assurance that the level of the Company's non-performing assets will not continue to increase.

     In May of 1993, FASB issued Statement of Financial
Accounting Standards No. 114, "Accounting by Creditors for
Impairment of a Loan" and Statement of Financial Accounting
Standards No. 118, "Accounting by Creditors for Impairment of a
Loan-Income Recognition and Disclosure" which apply to financial statements for fiscal years beginning after December 15, 1994.
These statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. There was no material impact on the financial position or results of operations as a result of the Company adopting these statements during 1995.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD

     The Company invests a portion of its available funds in short-term and longer-term instruments, including federal funds sold and investment securities.

     Federal funds sold are used primarily for daily cash management purposes. Average federal funds sold of $38,383,000 for 1995 represented 9.2% of total average interest earning assets, as compared to 10.8% for 1994.

     Investment securities include obligations of the U.S.
Government or its agencies, obligations of states and political subdivisions, Federal Reserve Bank stock and debt securities.
The Company's investment securities portfolio is utilized to collateralize certain of the Bank's lines of credit and public and fiduciary deposits. It also provides liquidity through proceeds from scheduled maturities. The majority of the Company's investment securities carry fixed interest rates.

     Effective January 1, 1994, the Company adopted Statement of
Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities" ("SFAS 115"). The financial impact of the adoption was $57,000, net of tax, which was recorded as an increase to shareholders' equity.

     SFAS 115 requires companies to divide their securities holdings among three categories: held-to-maturity, available-for-sale, and trading securities. The accounting standard provides a different accounting treatment for each category.

     The Company does not have trading securities, but does differentiate between held-to-maturity securities and available-for-sale securities. Management determines the appropriate classification of securities at the time of purchase.

     If management has the positive intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity securities.
Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts.

     Securities in the available-for-sale category are those for which the Company does not have the positive intent and ability to hold to maturity. Available-for-sale securities are reported at fair value. Any unrealized appreciation or depreciation in the available-for-sale securities, net of tax effects, is reported as a separate component of equity capital. At December
31, 1995 and 1994, the Company reported net unrealized securities gains (losses) of $284,000 and ($716,000), respectively, in the Shareholders' Equity section of the consolidated statement of condition.

     On November 15, 1995, the Financial Accounting Standards
Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The guidance in this Special Report became effective November 15, 1995.

     Included within the Special Report is guidance that permitted banking organizations to perform a one-time assessment to determine the appropriateness of the designations of all securities currently held. Any resulting redesignations were to be made in conjunction with the guidance allowed banking organizations to transfer debt securities from the held-to-maturity portfolio before year-end 1995, without calling into question their intent to hold other debt securities to maturity.

     In accordance with the guidance contained within the Special
Report, effective December 1, 1995, the Company transferred securities with a book value of $37,911,000 from held-to-maturity to available-for-sale. These securities had a market value of $38,238,000 which resulted in the Company recording an unrealized gain on securities available-for-sale, net of tax, within Shareholders' Equity of $216,000.

     Total average investment securities of $114,157,000 for 1995 represented 27.3% of total average interest-earning assets as compared to 25.9% for 1994.

     The table below presents the amortized cost and total estimated market values of securities held-to-maturity as of year end for each of the past five years:


                                         1995      1994      1993      1992      1991
                                                      (Dollars in Thousands)
U.S. Treasury                         $     0   $11,795    $8,804   $54,107   $81,918
U.S. Government agencies               11,055     3,080     1,089       151       199
Mortgage-backed securities             46,108    73,204    59,670    44,915    32,590
States and political subdivisions       1,875     1,336     1,009       100     1,054
Other bonds                             1,228       374       376       381       456

Amortized Cost                        $60,266   $89,789   $70,948   $99,654  $116,217
Estimated market value                $59,948   $84,188   $70,759   $99,817  $117,513

     Maturities and weighted average yields of securities held-to-maturity at December 31, 1995, segregated by maturity ranges, are illustrated below:

                                                                        Maturing

                                                   After One          After Five
                                  Within          But Within          But Within               After
                                One Year          Five Years           Ten Years           Ten Years         Total
                        Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield   Amount      Yield
U.S. Government
   agencies             $6,996     6.84%    $4,059     6.38%    $    0       --%    $    0       --%   $11,055     6.67%
Mortgage-backed
securities                   0      --      41,234     5.90      4,804     6.26         70      8.46    46,108     5.94
States and political
   subdivisions <F1>     1,298     4.21        326     4.64        251     4.80          0       --      1,875     4.36
Other bonds                  0      --           0       --          0       --      1,228      6.69     1,228     6.69
Total book value        $8,294     6.43%   $45,619     5.93%    $5,055     6.19%    $1,298      6.79%  $60,266     6.04%

<F1>
The weighted average yields have been computed based on a tax-equivalent basis, assuming a 34% income tax rate.

     The table below presents the amortized cost and total estimated market values of securities available-for-sale at December 31, 1995, 1994 and 1993. There were no such securities available-for-sale for years prior to 1993:

                                        December 31
                                1995       1994        1993
                                   (Dollars in Thousands)
U.S. Treasury                $14,745     $10,932      $14,008
U.S. Government agencies       1,000           0            0
Mortgage-backed securities    39,774      11,297       17,209
Amortized cost               $55,519     $22,229      $31,217
Estimated market value       $55,946     $21,144      $31,303

     Maturities and weighted average yields of securities available-for-sale at December 31, 1995, segregated by maturity ranges, are illustrated below:

                                                                        Maturing

                                                   After One          After Five
                                  Within          But Within          But Within               After
                                One Year          Five Years           Ten Years           Ten Years         Total
                        Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield   Amount      Yield
                                                      (Dollars in Thousands)
U.S. Treasury          $10,807     5.89%   $ 3,938     7.54%    $    0       --%    $    0       --%   $14,745     6.33%
U.S. Government
    agencies                 0        --     1,000     5.76          0        --         0        --     1,000     5.76
Mortgage-backed
   securities                0      --      12,460     6.06     14,436     6.73     12,878     6.49     39,774     6.44
Total book value       $10,807     5.89%   $17,398     6.38%   $14,436     6.73%   $12,878     6.49%   $55,519     6.39%

     Realized gains (losses) from the sale of securities available-for-sale were $71,000, ($169,000) and $248,000 for 1995, 1994 and 1993, respectively.

DEPOSITS

     The Bank's deposit base is its primary source of funds.  The
Bank offers a broad range of deposit products, including non-interest bearing demand deposits, NOW accounts, savings accounts, IMMAs and certificates of deposit.

     The December 31, 1995 total deposit balance of $429,681,000 represents an increase of $38,215,000 or 9.8% from the December 31, 1994 balance of $391,466,000. The most significant portion of this increase is represented by time deposits which were $32,028,000 or 42.5% higher at December 31, 1995 than at December 31, 1994. This increase resulted primarily from the Bank's effort during the first half of 1995 to offer more competitive rates in order to increase its deposit base and reduce its short-term borrowings which it had relied upon during the first quarter of 1995.

     The following table shows a breakdown of the average balances and average rates paid on the following deposit categories for each of the past three years:

                                                             Year Ended December 31,
                                          1995                         1994                          1993
                                 Average        Average        Average        Average        Average        Average
                                 Balance           Rate        Balance           Rate        Balance           Rate
                                                             (Dollars in Thousands)
Demand deposits                 $ 95,264           -- %       $ 89,683           -- %        $87,031           -- %
Savings, and interest-
    bearing demand deposits      221,749          2.21         248,752          2.02         223,709          2.29
Time deposits                     98,790          5.07          76,993          3.17          85,026          3.43
Total average deposits          $415,803          2.38%        415,428          1.79%       $395,766          2.03%

     The following is a breakdown of the maturity of time certificates of deposit and other time deposits in excess of $100,000 as of December 31, 1995 and December 31, 1994, respectively:

                              Dec. 31, 1995       Dec. 31, 1994
                                   (Dollars in Thousands)
Under three months              $12,463             $ 8,653
Three to six months               4,904               1,798
Six to twelve months              2,057               1,934
Over twelve months                1,483               1,436
  Total                         $20,907             $13,821

SHORT-TERM BORROWINGS

     Short-term borrowings represent federal funds purchased and securities sold under agreements to repurchase, which are used to supplement the Bank's deposit base as a source of funding. The majority of these instruments have terms ranging from one to thirty days. These balances increased $605,000 to $782,000 at December 31, 1995 from $177,000 at December 31, 1994.
Additionally, the average balance of short-term borrowings was $2,808,000 during 1995, as the Bank drew down certain of its lines of credit for repurchase agreements to supplement its liquidity management program during the first quarter of 1995.
The maximum balance outstanding also occurred during the first quarter of 1995. The increase in the outstanding balance coupled with the increased cost of borrowed funds contributed to an increase of $163,000 in interest expense on short-term borrowings for 1995 as compared to 1994.

     Information regarding the levels of short-term borrowings for each of the past three years is as follows:


                                        December 31,
                                1995      1994      1993
                                 (Dollars in Thousands)
Balance, end of year            $782      $177      $342
Maximum outstanding during
  the year at any month end  $21,345      $177      $342
Average interest rate, end
  of year                      5.69%     2.95%     3.09%
Average outstanding during
  the year                    $2,808      $275      $190
Average interest rate for
  the year                     6.02%     2.18%     3.16%

     The average amounts outstanding were computed from daily averages and the average interest rates for the period were computed by dividing the respective interest expense by the average balance outstanding.

LIQUIDITY OF THE BANK

     The Bank actively monitors its liquidity position to insure that it has sufficient funds to provide for cash outflows without incurring losses from the premature liquidation of assets or the unexpected acquisition of costly liabilities. The Bank's cash outflows encompass interest paid to depositors and other creditors, deposit withdrawals, and disbursements to acquire assets and pay general operating costs. The Bank obtains cash from customers in the form of interest and principal payments on loans, fees paid for services, and from new deposits. Investment maturities also provide a source of cash.

     Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of December 31, 1995 and 1994.

                              Dec. 31, 1995       Dec. 31, 1994
Cash and cash equivalents
  and securities maturing in
  one year to total assets         22.1%               9.2%
Net loans to total deposits        60.4%               66.3%

     The increase in the ratio of cash and cash equivalents and securities maturing in one year to total assets is primarily attributable to the increase in federal funds sold at December 31, 1995 as compared to December 31, 1994. Contributing to this increase in short-term investible funds was an increase of approximately $18,000,000 in NOW account balances at December 31, 1995 as compared to December 31, 1994 (included in savings and interest bearing demand deposits on the Consolidated Statement of Condition) which due to their volatile, short-term nature, are invested in federal funds sold. An additional $8,100,000 was invested in federal funds sold at December 31, 1995 pending the settlement in January 1996 of securities purchased in December 1995.

     To assist in the management of its liquidity, the Bank had available $13,000,000 in lines of credit with correspondent banks, which lines were not in use at December 31, 1995.

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

     Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1995 retained earnings of the Bank of $6,642,000 are available for payment of dividends to the parent company without regulatory approval.

     Additionally, at December 31, 1995, Bancorporation had available $220,000 of cash for the purpose of paying future dividends and operating costs. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make dividend payments and may be required to seek other sources of capital and liquidity, if available.

INTEREST RATE SENSITIVITY

     Management of interest rate sensitivity involves matching the maturity and repricing dates of interest-earning assets with those of interest-bearing liabilities in an effort to manage the impact of fluctuating net interest rates on net interest margins.

     The Company's Asset/Liability Committee (the "Committee") meets at least monthly to establish, communicate, coordinate and control asset/liability management procedures. The purpose of the Committee is to monitor the volume and mix of the Company's interest sensitive assets and liabilities consistent with the Company's overall liquidity, capital, growth, risk and profitability goals.

     Interest rate sensitivity is measured as the difference between the percentage of assets and liabilities in the Company's existing portfolio that are subject to repricing within specified time periods. These differences, known as interest sensitivity gaps, are usually calculated cumulatively for blocks of time.

     Companies that are asset-sensitive (a positive gap) have more assets than liabilities subject to repricing within specified time periods and these companies are likely to benefit in periods of rising interest rates, but suffer as rates decrease. Companies that are liability-sensitive (a negative gap) are likely to benefit in periods of declining rates, but suffer as rates increase.

     An interest sensitivity table is not a complete picture of the possible effect of interest rate changes on net interest income. First, changes in the general level of interest rates will not affect all categories of assets and liabilities equally or simultaneously. Second, the table represents a one-day position: variations occur daily as the Company adjusts its interest sensitivity throughout the year. Third, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets. Finally, since this table is based on contractual maturities, it does not include required principal payments or estimates of early principal payments on residential mortgages, installment loans and investment securities.

     The table below indicates as of December 31, 1995 the time period in which interest-earning assets and interest-bearing liabilities are scheduled to mature or reprice in accordance with their contractual terms.

                                                  After     After     After
                                                  Three     Six       One
                                        Three     Through   Through   Through   After
                                        Months    Six       Twelve    Five      Five
                                        Or Less   Months    Months    Years     Years     Total
                                                       (Dollars in Thousands)
ASSETS
Investment securities                   $7,185    $1,870   $14,618   $63,122   $29,417  $116,212
Loans                                   94,741     1,496     5,614    89,617    75,951   267,419
Federal funds sold                      61,300         0         0         0         0    61,300
Other assets                                 0         0         0         0    36,254    36,254
Total assets                          $163,226    $3,366   $20,232  $152,739  $141,622  $481,185

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW and savings accounts              $194,023   $     0   $     0    $    0      $  0  $194,023
Money market accounts                   26,035         0         0         0         0    26,035
Time deposits                           46,132    36,752    15,924     8,242       366   107,416
Short-term borrowings                      600       182         0         0         0       782
Other liabilities
  and shareholders' equity                   0         0         0         0   152,929   152,929
Total liabilities
  and shareholders' equity            $266,790   $36,934   $15,924    $8,242  $153,295  $481,185
Sensitivity gap                     $(103,564) $(33,568)   $ 4,308  $144,497 $(11,673)  $      0
Gap as a percentage of assets          -21.52%    -6.98%     0.90%    30.03%    -2.43%        0%
Cumulative sensitivity gap          $(103,564)$(137,132)$(132,824)   $11,673 $       0  $      0
Cumulative gap as a percentage
  of assets                            -21.52%   -28.50%   -27.60%     2.43%        0%        0%
Cumulative sensitivity ratio            61.18%    54.85%    58.45%   103.56%        0%        0%

CAPITAL ADEQUACY

     Capital adequacy for the Company is measured against guidelines established by the Federal Reserve Board. The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage guidelines.
Effective December 31, 1992, bank holding companies were required to maintain a ratio of at least 8.00% between capital and risk-weighted assets, of which approximately one-half (4.00%) must be in Tier 1 capital. In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 capital to quarterly average total assets less goodwill) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

     The Bank is subject to generally similar capital requirements adopted by the OCC.

     The tables below present in summary form the risk-based and leverage capital ratios of the Company and the Bank as of December 31, 1995, compared to the required minimum levels established in regulations promulgated by the Federal Reserve
Board and the OCC.

                               Risk-Based Capital Ratios
                                   (Dollars in Thousands)
                              The Company         The Bank
                       At December 31, 1995  At December 31, 1995
                          Amount    Ratio      Amount      Ratio
Tier 1 Capital          $33,545   10.58%      $32,779     10.34%
Tier 1 Capital -
  Minimum Required       12,680    4.00        12,680      4.00
  Excess                $20,865    6.58%      $20,099      6.34%

Total Capital           $37,550   11.85%      $36,784     11.60%
Total Capital -
  Minimum Required       25,360     8.00       25,360       8.00
  Excess                $12,190    3.85%      $11,424      3.60%

Risk-Weighted Assets   $316,995              $316,995

                                   Leverage Ratios
                                (Dollars in Thousands)
                         The Company              The Bank
                      At December 31, 1995   At December 31, 1995
                         Amount    Ratio     Amount    Ratio

Tier 1 Capital to
  Total Adjusted Assets  $33,545    7.17%     $32,779      7.00%
Tier 1 Capital to Total
  Adjusted Assets-Minimum
  Required                23,404     5.00      23,404       5.00
  Excess                 $10,141    2.17%      $9,375      2.00%

Total Adjusted Assets   $468,088             $468,088

     At December 31, 1994, the Company had total capital equal to 11.22% of risk-based assets, which included Tier 1 capital equal to 9.96% of risk-based assets. These compared to minimum regulatory capital requirements of 8.00% and 4.00%, respectively. At December 31, 1994, the Company had Tier 1 capital equal to 7.00% of adjusted total assets. This compares with a minimum regulatory capital requirement of 5.00%.

     At December 31, 1994, the Bank had total capital equal to 11.13% of risk-based assets, which included Tier 1 capital equal to 9.87% of risk-based assets. These compare to minimum regulatory capital requirements of 8.00% and 4.00%, respectively. At December 31, 1994 the Bank had Tier 1 capital equal to 6.94% of adjusted total assets. This compares with a minimum regulatory capital requirement of 5.00%.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 1995 and 1994
(In thousands, except share amounts)

                                            1995      1994
ASSETS
CASH AND DUE FROM BANKS (Note 9)           $25,810   $24,485
FEDERAL FUNDS SOLD                          61,300    13,810
SECURITIES HELD-TO-MATURITY
  (aggregate market value $59,948
  and $84,188, respectively) (Note 2)       60,266    89,789
SECURITIES AVAILABLE-FOR-SALE (Note 2)      55,946    21,144
LOANS, net of unearned income and
  deferred loan fees (Note 3)              267,130   267,048
     LESS -
     Allowance for possible loan
     losses (Note 4)                         7,402     7,602
     NET LOANS                             259,728   259,446
PREMISES AND EQUIPMENT, net (Note 5)         9,418     9,526
ACCRUED INTEREST RECEIVABLE                  2,819     2,860
OTHER ASSETS (Note 6)                        5,898     7,570
     TOTAL ASSETS                         $481,185  $428,630

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
  Non-interest bearing demand             $102,207  $100,289
  Savings and interest bearing demand      220,058   215,789
  Time deposits less than $100,000          86,509    61,567
  Time deposits of $100,000 or more         20,907    13,821
     Total deposits                        429,681   391,466
SHORT-TERM BORROWINGS (Note 8)                 782       177
ACCRUED TAXES, INTEREST AND OTHER
   LIABILITIES
  (Notes 6 and 7)                           16,193     6,721
     TOTAL LIABILITIES                     446,656   398,364
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY (Notes 10 and 14)
Preferred stock-1985 class, $10 par value,
  authorized and outstanding 17,124 shares
  in 1995 and 1994 and (preference on
  liquidation of $651)                         171       171
8 1/2% Cumulative Convertible Preferred
  Stock-1992 class, $1 par value, authorized
  690,000 shares, outstanding 562,553 shares
  in 1995 and 653,375 shares in 1994
  (preference on liquidation of $5,626)        563       653
Common stock, $1 par value, authorized
  5,500,000 shares; outstanding 3,059,203
  shares in 1995 and 2,882,592 shares in
  1994                                       3,059     2,883
Capital surplus                             23,145    23,213
Retained earnings                            7,307     4,062
Unrealized gain (loss) on securities
  available-for-sale, net                      284      (716)
     TOTAL SHAREHOLDERS' EQUITY             34,529    30,266
TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                            $481,185  $428,630

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1995, 1994 and 1993
(In thousands, except per share amounts)

                                        1995      1994    1993
INTEREST INCOME
  Interest and fees on loans (Note 3)  $24,337  $22,130  $21,750
  Interest and dividends on
    investments
   Taxable                              6,753    5,801    5,287
   Exempt from federal income taxes        55       28       14
  Interest on federal funds sold        2,253    1,836    1,262
   TOTAL INTEREST INCOME               33,398   29,795   28,313
INTEREST EXPENSE
  Interest on savings and interest
    bearing demand deposits             4,900    5,018    5,119
  Interest on time certificates of
    deposit of $100,000 or more         1,040      491      264
  Interest on other time deposits       3,973    1,949    2,654
  Interest on short-term borrowings       169        6       45
  TOTAL INTEREST EXPENSE               10,082    7,464    8,082
  NET INTEREST INCOME                  23,316   22,331   20,231
PROVISION FOR POSSIBLE LOAN LOSSES
  (Note 4)                                720      450      900
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                 22,596   21,881   19,331
NON-INTEREST INCOME
  Service charges on deposit accounts   3,515    3,393    2,833
  Other income                            887      721      942
  Gain (loss) on sale of securities
    available-for-sale (Note 2)            71     (169)     248
  Gain (Loss) on sale of loans (Note 3)    18     (296)       0
    TOTAL NON-INTEREST INCOME           4,491    3,649    4,023
NON-INTEREST EXPENSES
  Salaries and wages                    7,735    7,443    6,812
  Employee benefits (Note 7)            2,255    1,995    2,018
  Occupancy expense (Note 9)            1,975    1,927    1,961
  Furniture and equipment expense       1,213    1,361    1,386
  Advertising                             425      360      209
  Data processing fees                  1,086    1,256      863
  Legal fees                              547      136    1,426
  Professional fees                       819      806      845
  Insurance                               415      374      471
  Postage, delivery and communication     624      589      503
  FDIC and OCC assessments                567    1,153    1,189
  Other real estate expense                99      169      238
  Other expenses                        1,776    2,504    1,892
    TOTAL NON-INTEREST EXPENSES        19,536   20,073   19,813

                                           1995     1994    1993
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                    7,551    5,457    3,541
PROVISION FOR INCOME TAXES (Note 6)       3,131      768    1,491
INCOME BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE          4,420    4,689    2,050
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                        0        0    1,086

NET INCOME                               $4,420   $4,689   $3,136

NET INCOME APPLICABLE TO COMMON STOCK
  (Note 10)                              $3,840   $4,075   $2,527
AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (Note 10)
  PRIMARY                                 3,002    2,880    2,837
  ASSUMING FULL DILUTION                  4,304    4,251    4,139
NET INCOME PER COMMON SHARE
  (Notes 10 and 14)
PRIMARY:
  Before cumulative effect of a
   change in accounting principle         $1.28    $1.41    $0.50
  Cumulative effect of a change
   in accounting principle                 0.00     0.00     0.38
PRIMARY EARNINGS PER COMMON SHARE         $1.28    $1.41    $0.88
FULLY DILUTED:
  Before cumulative effect of a change
   in accounting principle                $1.03    $1.10    $0.50
  Cumulative effect of a change in
   accounting principle                    0.00     0.00     0.27
FULLY DILUTED EARNINGS PER COMMON SHARE   $1.03    $1.10    $0.77

The accompanying notes to consolidated financial statements are an integral part of these statements.


Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1995, 1994, and 1993
(In thousands, except per share amounts)

                                                                                      Unrealized
                                                                                        Gain
                                                                                      (Loss) On
                                                                            Retained  Securities
                                 Preferred   Preferred   Common  Capital    Earnings  Available-
                                 Stock-1985  Stock-1992  Stock   Surplus   (Deficit)  for-Sale,Net    Total

BALANCE, DECEMBER 31, 1992          $172         --     $2,679   $17,040   $  (916)                  $18,975
NET INCOME - 1993                     --         --         --     --        3,136          3,136
ISSUANCE OF 1992 PREFERRED STOCK      --        690         --     5,259        --          5,949
CONVERSION OF 1992 PREFERRED STOCK    --        (33)        59       (26)       --             --
  CASH DIVIDENDS
  PREFERRED STOCK-1992 - $0.82
  PER SHARE                           --         --         --      --      (551)          (551)
  PREFERRED STOCK-1985 - $5.13
  PER SHARE                           --         --         --      --       (88)           (88)
BALANCE, DECEMBER 31, 1993          $172       $657      $2,738  $22,273   $1,581        $27,421
NET INCOME - 1994                     --         --         --      --      4,689          4,689
UNREALIZED GAIN ON SECURITIES
 AVAILABLE-FOR-SALE                   --         --         --      --        --              57          57
CONVERSION OF 1992 PREFERRED STOCK    --         (4)         7      (3)       --              --          --
CONVERSION OF 1985 PREFERRED STOCK   (1)         --          1       --       --              --          --
EFFECT OF 5% STOCK DIVIDEND           --         --        137      943    (1,080)            --          --
CASH DIVIDENDS
   COMMON STOCK - $0.18 PER SHARE     --         --         --       --      (511)            --        (511)
   PREFERRED STOCK - 1992 - $0.85
   PER SHARE                          --         --         --       --      (558)            --        (558)
   PREFERRED STOCK - 1985 - $3.42
   PER SHARE                          --         --         --       --       (59)            --         (59)
NET CHANGE IN UNREALIZED GAIN (LOSS)
   ON SECURITIES AVAILABLE-FOR-SALE   --         --         --       --        --            (773)      (773)
BALANCE, DECEMBER 31, 1994          $171       $653      $2,883   $23,213  $4,062            (716)   $30,266
NET INCOME - 1995                     --        --           --       --    4,420              --      4,420
CONVERSION OF 1992 PREFERRED STOCK    --       (90)         173       (83)     --              --         --
EXERCISE OF STOCK OPTIONS             --        --            3        15      --              --         18
CASH DIVIDENDS
 COMMON STOCK-$0.19 PER SHARE         --        --           --       --     (595)            --       (595)
 PREFERRED STOCK - 1992 - $0.85
 PER SHARE                            --        --           --       --     (521)            --       (521)
 PREFFERED STOCK - 1985 - $3.42
 PER SHARE                            --        --           --       --      (59)            --        (59)
NET CHANGE IN UNREALIZED GAIN (LOSS)
 ON SECURITIES AVAILABLE-FOR-SALE     --        --           --       --       --          1,000      1,000
BALANCE, DECEMBER 31, 1995          $171      $563       $3,059   $23,145  $7,307           $284     $34,529

        The accompanying notes to consolidated financial statements are an integral part of these statements.

Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993
(In thousands)

                                         1995      1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                            $ 4,420    $4,689     $3,136
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
     Depreciation and amortization      1,185     1,255      1,474
     Amortization of securities premium,
       net                                440       749        858
     Amortization of deferred points
       and fees and deferral of loan
       origination costs                 (571)     (229)      (492)
     Provision for possible loan losses     720       450        900
     Deferred tax (benefit) provision       899    (1,051)       179
     Increase in accrued taxes,
     interest, and other liabilities    9,472     2,018        403
     (Gain) loss on sale of securities
      available-for-sale                  (71)      169       (248)
     (Gain) loss on sale of loans         (18)      296          0
     Write down of other real estate
      owned                                 0       151        370
     Loss on the sale of other real
      estate owned                         23        18        168
     (Increase) decrease in accrued
      interest receivable                  41      (456)       644
     Other, net                        (3,040)      482     (2,924)
     Net cash provided by operating
       activities                     $13,500    $8,541     $4,468

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of other
      real estate owned               $   308    $  737     $  471
     Net (increase) decrease in loan
       balances                         1,144   (20,079)   (12,522)
    Proceeds from the sale of loans     1,432    14,499          0
    Proceeds from the maturities of
     securities held-to-maturity        8,936    20,386     29,690
    Purchase of securities held-to-
     maturity                         (17,722)  (39,854)   (61,164)
    Proceeds from the maturities of
      securities available-for-sale     1,846     6,137     13,000
    Proceeds from the sale of
     securities available-for-sale     18,896    11,670     23,355
    Purchase of securities available-
     for-sale                         (16,093)   (8,941)    (8,002)
   Capital expenditures                (1,077)   (1,307)      (669)

Net cash (used in) investing
   activities                        $ (2,330) $(16,752)  $(15,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in
      time deposits                   $32,028  $ (4,913)   $(9,045)
     Net increase (decrease) in demand
      deposit, savings and interest
      bearing demand accounts           6,187    (9,687)    36,412
    Net (decrease) increase in short
     term borrowings                      605      (165)       (89)
    Dividends paid                     (1,175)   (1,071)      (639)
    Repayment of long-term debt             0         0     (3,229)
    Net proceeds from the issuance of
     preferred stock                        0         0      5,949
    Net cash provided by (used in)
     financing activities             $37,645  $(15,836)   $29,359

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     48,815   (24,047)    17,986
CASH AND CASH EQUIVALENTS,
   beginning of year                   38,295    62,342     44,356
CASH AND CASH EQUIVALENTS,
   end of year                         87,110    38,295     62,342

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
  Cash paid during the year for:
     Interest                         $ 8,823   $ 7,430   $  8,281
     Income taxes                       3,031     1,002      2,198

NONCASH OPERATING ACTIVITIES:
     Transfer of loans to other real
      estate owned                    $   702   $   390   $    115
     Transfer of securities
      held-to-maturity to securities
      available-for-sale              $37,911   $     0    $59,383

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Broad National Bancorporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The more significant accounting policies not described elsewhere in these notes are as follows:

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Broad National Bancorporation (the Company), its wholly owned subsidiary Broad National Bank (the Bank) and the Bank's wholly owned subsidiaries BNB Investment Corporation, Broad National Realty Corporation and Bronatoreo. All intercompany accounts and transactions have been eliminated.

BASIS OF FINANCIAL STATEMENT PRESENTATION
     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan losses and the valuation of other real estate owned. In connection with the determination of these allowances, management generally obtains independent appraisals.

     A substantial portion of the Company's loans are secured by real estate in New Jersey. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions.

     While management uses available information to recognize losses on loans and other real estate owned, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans, and other real estate owned.
Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

INVESTMENT SECURITIES
     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The financial impact of the adoption was $57,000, net of tax, which was recorded as an increase to shareholders' equity. SFAS 115 requires companies to divide their securities holdings among three categories: held-to-maturity, available-for-sale, and trading securities. The accounting standard provides a different accounting treatment for each category.

     The Company does not have trading securities, but does differentiate between held-to-maturity securities and available-for-sale securities. Management determines the appropriate classification of securities at the time of purchase.

     If management has the positive intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity securities. Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts.

     Securities in the available-for-sale category are those for which the Company does not have the positive intent and ability
to hold to maturity.   Available-for-sale securities are reported
at fair value. Any unrealized appreciation or depreciation in the available-for-sale securities, net of tax effects, is reported as a separate component of equity capital. Realized gains or losses on the sale of securities available-for-sale are recognized on the specific identification method.

LOANS AND LOAN FEES
     Loans are stated at their principal amount outstanding, net of unearned income and deferred loan fees and costs.

     Non-refundable fees and costs associated with originating or acquiring loans are deferred and amortized over the expected remaining life of the related loans by use of a method which approximates the level yield method.

     Effective January 1, 1995 the Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 requires that the value of an impaired loan be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependant. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loans analysis. The impaired loan portfolio is primarily collateral dependant, as defined by SFAS 114. Impaired loans are assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of expected future cash flows. The Bank has identified the population of loans to be evaluated for impairment to be non-accrual loans and loans internally classified as substandard or below and in each instance above an established dollar threshold. All loans below the established dollar threshold are considered homogeneous and are considered in the Bank's normal credit evaluation process.

     Interest on commercial, real estate and installment loans is credited to operations based upon the principal amount outstanding. Interest on certain installment loans is taken into income on scheduled payment dates by use of the sum-of-the-months digits method.

     It is the policy of the Bank to discontinue the accrual of interest and reverse previously accrued but unpaid interest where interest or principal is more than 90 days past due or when other circumstances indicate that collection is questionable, unless the loans are adequately secured and in the process of collection. Income on these loans is recognized only in the period in which it is collected.

     Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). The Bank has chosen to maintain existing income recognition policies with respect to non-accrual loans.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

        The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to expense and reduced by net charge-offs. The level of the allowance is based upon management's evaluation of potential losses in the loan portfolio, after consideration of prevailing economic conditions.

OTHER REAL ESTATE OWNED
     Other real estate owned is comprised of foreclosed properties where the Bank has actually received title. Such properties are carried at the lower of cost or the fair value of the asset less estimated cost to sell. The fair value of such assets is determined based upon independent appraisals and other relevant factors. Operating expenses, and gains or losses from the sale of other real estate owned are charged or credited to other operating expenses.

     Other real estate owned is included in "Other Assets" in the Consolidated Statements of Condition.

PREMISES AND EQUIPMENT
     These assets are stated at cost less accumulated depreciation and amortization, which are computed primarily using the straight-line method over the estimated useful lives of the assets. Gains or losses on dispositions are reflected in current operations. Maintenance and repairs are charged to expense as incurred.

INCOME TAXES
     Bancorporation and the Bank file a consolidated federal income tax return. State income tax returns are filed on a separate basis.

     The Company uses the asset and liability method of accounting for income taxes. Under this method, the temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date. Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates which result in future taxable or deductible amounts. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective January 1, 1993, the Company adopted the asset and liability method, and reported $1,086,000 as the cumulative effect of that change in the method of accounting for income taxes in the December 31, 1993 consolidated statement of income. Prior periods' financial statements were not restated.

NET INCOME PER SHARE
     Primary net income per share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common shares outstanding during each year adjusted for dilutive stock options. Fully diluted per share amounts are computed by dividing net income by the weighted average number of common shares outstanding adjusted for shares issuable upon conversion of preferred stock and dilutive stock options.

     All share and per-share amounts have been restated to reflect the 5% stock dividend distributed in December 1994.

STATEMENT OF CASH FLOWS
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, noninterest bearing amounts due from banks, and federal funds sold.

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1995 presentation.

NOTE 2:  INVESTMENT SECURITIES
     The amortized costs, gross unrealized gains and losses and estimated market values of debt securities held-to-maturity are as follows (in thousands):

                                                           December 31
                                                 1995                                         1994
                                        Gross       Gross     Estimated              Gross         Gross   Estimated
                            Amortized Unrealized  Unrealized    Fair     Amortized  Unrealized  Unrealized   Fair
                              Cost      Gains      Losses      Value      Cost        Gains       Losses    Value
United States Treasury      $     0        $ 0        $  0    $     0     $11,795         $0     $ (343)    $11,452
United States Government     11,055         35         (39)    11,051       3,080          0       (316)      2,764
Mortgage-Backed Securities   46,108         50        (376)    45,782      73,204          0     (4,901)     68,303
States and Political
  Subdivisions                1,875         12           0      1,887       1,336          0        (40)      1,296
Other Bonds                   1,228          0           0      1,228         374          0         (1)        373
Totals                      $60,266        $97       $(415)   $59,948     $89,789         $0    $(5,601)    $84,188

     The amortized cost and estimated market value of debt securities held-to-maturity at December 31, 1995, by contractual maturity, are shown below (in thousands):

                                                                   Estimated
                                                       Amortized      Fair
                                                       Cost           Value
Due in one year or less                              $ 8,294        $ 8,308
Due in one year through five years                    45,619         45,296
Due after five years through ten years                 5,055          5,043
Due after ten years                                    1,298          1,301
                                                     $60,266        $59,948

     On November 15, 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."
The guidance in this Special Report became effective November 15, 1995.

     In accordance with the guidance contained within the Special
Report, effective December 1, 1995, the Company transferred securities with a book value of $37,911,000 from held-to-maturity to available-for-sale. These securities had a market value of $38,238,000 which resulted in the Company recording an unrealized gain on securities available-for-sale, net of tax, within Shareholder's Equity of $216,000.

     The amortized costs, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale are as follows (in thousands):

                                                           December 31
                                                  1995                                         1994
                                         Gross         Gross  Estimated              Gross      Gross     Estimated
                             Amortized Unrealized  Unrealized  Fair     Amortized  Unrealized  Unrealized   Fair
                              Cost       Gains       Losses    Value       Cost      Gains       Losses    Value
United States Treasury      $14,745       $200      $  (8)    $14,937     $10,932         $0      $(280)    $10,652
U. S. Government Agency       1,000          1           0      1,001           0          0          0           0
Mortgage-Backed Securities   39,774        310        (76)     40,008      11,297          0       (805)     10,492
                            $55,519       $511       $(84)    $55,946     $22,229         $0    $(1,085)    $21,144

     The amortized cost and estimated fair value of debt securities available-for-sale at December 31, 1995, by contractual maturity, are shown below (in thousands):

                                                             Estimated
                                               Amortized       Fair
                                                 Cost          Value
Due in one year or less                         $10,807        $10,872
Due in one year through five years               17,398         17,501
Due after five years through ten years           14,436         14,696
Due after ten years                              12,878         12,877
                                                $55,519        $55,946

     Gross realized gains (losses) from the sale of securities during 1995, 1994 and 1993 were $71,000, $(169,000)and $248,000, respectively.

     At December 31, 1995 and 1994, securities having a book value of $49,509,000 and $46,058,000, respectively, were pledged to secure lines of credit, letters of credit, public deposits and for other purposes as required by law.

NOTE 3:  LOANS
     Loans are summarized as follows (in thousands):

                                        December 31
                                   1995            1994
Real Estate loans
  Construction                   $ 4,097        $ 3,913
  Secured conventional
      Residential                 90,831         81,237
      Nonresidential              94,950         85,819
Commercial and industrial loans   69,025         90,430
Loans to individuals
  Automobile                       2,440          2,094
  Revolving credit                   286            325
  Other installment loans          5,102          2,603
All other loans                      688          1,001
Total loans                     $267,419       $267,422
Less:
  Unearned income and deferred
      loan fees                    (289)          (374)
Total loans net of unearned
   income and deferred loan
   fees                         $267,130       $267,048

     Non-performing loans include the following (in thousands):

                                             December 31
                                         1995           1994
Non-accrual loans                      $ 7,091         $7,581
Accruing loans past due
     90 days or more                     3,123          2,125
                                       $10,214          9,706

     If the non-accrual loans had continued to accrue interest in accordance with their original contract terms, interest income would have increased approximately $689,000, $475,000 and $1,176,000, in 1995, 1994 and 1993, respectively. No interest income was collected on these loans subsequent to their classification as non-accrual in 1995, 1994 and 1993.

     In addition to non-performing loans, the Bank had classified
$5,105,000 of loans as restructured loans as of December 31, 1995. These loans are currently performing in accordance with their modified terms.

     At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $6,622,000 for which the related allowance for credit losses is $770,000. The change in the allowance for impaired loans during 1995 represented a provision of $123,000. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $5,213,000. For the year ended December 31, 1995, the Company recognized cash basis interest income on these impaired loans of $70,000.

     All loans to directors, executive officers, significant shareholders and their related interests (which are primarily unsecured), are current as to principal and interest payments at December 31, 1995. The following summarizes the activity for related party loans for the year ended December 31, 1995 (in thousands):

Balance, beginning of year                            $2,046
Additions                                                771
Payments                                                 639
Balance, end of year                                  $2,178

     The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commercial and standby letters of credit and unused lines of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of condition. The contract or notional amounts of these instruments express the extent of involvement the Bank has in each class of financial instruments.

     The Bank's exposure to credit loss from non-performance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Unless otherwise noted, the Bank does not require collateral or other security to support financial instruments with off-balance-sheet credit risk.

Financial Instruments Whose Contract              Contract or
Amounts Represent Credit Risk                     Notional Amount
                                             at December 31, 1995
                                                  (in thousands)
Commercial and standby letters of credit               $ 5,993
Outstanding loan commitments                           $67,949

     Commercial and standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to a third party. Outstanding loan commitments represent the unused portion of loan commitments available to individuals and companies as long as there is no violation of any condition established in the contract. Outstanding loan commitments generally have a fixed expiration date of one year or less, except for home equity loan commitments which generally have an expiration date of 15 years. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based upon management's credit evaluation of the customer. Various types of collateral may be held, including property and marketable securities.

     The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

     The Bank's loans are primarily to residents of the State of New Jersey.


NOTE 4:   ALLOWANCE FOR POSSIBLE LOAN LOSSES
     The allowance for possible loan losses is based upon estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

     The following summarizes the activity in the allowance for possible loan losses (in thousands):

                                        Year Ended December 31
                                        1995      1994      1993
Balance, beginning of year            $ 7,602   $11,252   $12,659
Provisions charged to operations          720       450       900
Loans charged-off                      (2,123)   (5,141)   (2,583)
Recoveries of charged-off loans         1,203     1,041       276
Balance, end of year                  $ 7,402   $ 7,602   $11,252

     Approximately $2,696,000 of the $5,141,000 of loans charged-off during 1994 resulted from the sale of troubled loans. Additionally, approximately $500,000 of the $1,041,000 of recoveries resulted from the settlement of certain claims made under the Company's insurance policy for reimbursement of losses arising from alleged loan irregularities discovered in February 1991.

     The allowance for loan losses for Federal income tax purposes was $3,151,000 at December 31, 1995, $2,505,000 at
December 31, 1994, and $2,089,000 at December 31, 1993.

NOTE 5:   PREMISES AND EQUIPMENT
     The detail of premises and equipment is as follows (in thousands):

                                            December 31
                                         1995        1994
Land                                  $ 1,309     $ 1,139
Building                                8,416       8,369
Furniture and equipment                 7,153       6,645
Leasehold improvements                  3,981       3,750
                                      $20,859     $19,903
Less-Accumulated depreciation
   and amortization                    11,441      10,377
                                      $ 9,418     $ 9,526

NOTE 6:   INCOME TAXES
     The provision for income taxes (benefit) is comprised of the following components (in thousands):

                                        Year Ended December 31
                                         1995      1994      1993
Federal
   Current tax expense                 $2,126    $1,434    $1,194
   Deferred tax expense (benefit)         563    (1,051)      179
State
   Current tax expense                    106       164       118
   Deferred tax expense                   336       221         0
                                       $3,131      $768    $1,491

     In accordance with SFAS 115 (See Note 1), deferred tax expense (benefit) of $143,000 and ($436,000) has been provided through shareholders' equity to reflect unrealized gains (losses) on available-for-sale securities at December 31, 1995 and 1994.

     The following is a reconciliation of the Federal income tax expense as reported with the statutory Federal tax on income before income taxes (in thousands):

                                        Year Ended December 31
                                         1995      1994      1993
Tax at statutory rate                  $2,567    $1,855    $1,204
Tax exempt interest income                (38)      (31)      (26)
State income taxes, net of
   Federal tax benefit                    292       254        78
Amortization of intangibles                 0         0        99
Increase of liabilities
   resulting from IRS exams                 0         0       106
Contributions and other                    34         0         0
FASB 109 valuation allowance                0    (1,500)        0
Other, net                                276       190        30
Total                                  $3,131    $  768    $1,491
Effective tax rate                       41.5%     14.1%     42.1%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                             December 31

                                           1995         1994
Deferred tax assets:
  Deferred fee income                   $   145          244
  Allowance for possible loan losses      1,708        2,048
  Nonaccrual loan interest                1,040        1,383
  Allowance for losses on OREO               38           38
  Pension expense                           383          350
  Premises and equipment, principally
     due to differences in depreciation     696          583
  Net operating loss carryforwards          140          256
  Unrealized loss-securities
     available-for-sale                       0          436
  Other                                     518          689
Total gross deferred tax asset            4,668       $6,027
Valuation allowance                        (430)        (430)
Total Net deferred tax asset             $4,238       $5,597
Deferred tax liabilities:
  Investment securities, principally
     due to accretion of discounts       $   42       $   36
Unrealized gain-securities
     available-for-sale                  $  143       $    0
Total gross deferred tax liabilities     $  185       $   36
Net deferred tax asset                   $4,053       $5,561

        In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management believes it is more likely than not that the Company will realize the benefit of net deductible temporary differences and that such net deductible temporary differences will reverse during periods in which the Company generates net taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.

     The valuation allowance for deferred tax assets as of December 31, 1993 was $1,930,000. The net change in the total valuation allowance for 1994 was a decrease of $1,500,000, which is the result of accelerated recognition of temporary differences related to the sale of non-performing loans in 1994 and improvement in the Bank's core earnings. The valuation allowance for deferred tax assets as of December 31, 1995 was $430,000. There was no change in the valuation allowance for 1995.

     The Bank has a net operating loss carryforward of approximately $2,267,000 for New Jersey state income tax purposes at December 31, 1995, which expires between 1998 and 2001.

NOTE 7:   BENEFIT PLANS
PENSION PLAN:

     The Bank has a noncontributory defined benefit pension plan which covers substantially all employees. Past service costs are amortized over a 15-year period. Actuarial gains and losses, if any, are amortized on a straight line basis over the average expected future service of the active employees. The Company makes annual contributions to the plan equal to the amount accrued for pension expense if deductible for tax purposes.
     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements (in thousands):

                                                     December 31
                                                   1995      1994
Actuarial present value benefit obligation -
  Accumulated benefit obligations,
     including vested benefits of $1,662,000
     and $1,602,000 in 1995 and 1994,
     respectively                                $1,797    $1,695

Plan assets at fair value, primarily
  listed stocks, U.S. Bonds, and
  commingled funds                               $3,387    $2,642
Projected benefit obligation for service
  rendered to date                                3,375     3,059
Plan assets greater (less) than projected
  benefit obligation                                 12      (417)
Unrecognized net loss due to past experience
  different from assumptions made and effects
  of changes in assumptions                        (801)     (330)
Unrecognized prior service cost                     238       162
Unrecognized transition asset being amortized
  over 15 years                                    (170)     (195)
Accrued pension cost included in
  other liabilities                               $(721)    $(780)

     Net pension cost for 1995, 1994 and 1993 included the following components (in thousands):

                                        Year Ended December 31
                                         1995      1994      1993
Service cost-benefits earned
   during the year                      $ 387     $ 386     $ 396
Interest cost on projected
   benefit obligation                     250       222       222
Actual (return) loss
   on plan assets                        (697)      124      (282)
Net deferral and amortization             448      (403)       35
Net pension cost                         $388     $ 329     $ 371

        In determining the projected benefit obligation, the weighted average assumed discount rate was 8% for 1995, 1994 and 1993, respectively, while the rate of increase in future salary levels was 5% for 1995, 1994 and 1993, respectively. The expected long-term rate of return on assets used in determining the net period pension cost was 8%.

     Effective in 1995, the Bank established a non-qualified deferred compensation plan for certain officers. All benefits provided under this plan are unfunded. As of December 31, 1995, approximately $87,000 was included in accrued expense for this plan. For the year ended December 31, 1995, expense related to this plan was $87,000.

401K PLAN:
     The Bank sponsors a 401k Plan which provides several tax deferred investment opportunities to salaried employees of the Bank who have satisfied the service requirements of the Plan.
The Plan allows eligible employees to make periodic contributions of certain percentages of their salary, subject to the Internal Revenue Code limits on maximum annual contributions. The Bank matches part of these contributions. The Bank's matching contribution expense was $65,100, $61,000, and $54,000, for 1995,
1994, and 1993, respectively.

STOCK OPTION PLANS:

     The Company maintains stock option plans pursuant to which an aggregate of 353,717 shares of common stock have been authorized for issuance to certain key employees and to directors of the Company and its subsidiaries upon exercise of stock options.

     Under all plans, options are granted at not less than the fair market value of the Company's stock at the date of grant, and options may be exercised over periods not to exceed ten years from the date of grant.

     Stock option transactions are as follows (adjusted to reflect prior periods' stock dividends and stock splits):

                                   Shares Under   Option Price
                                   Option         Per Share
Outstanding and exercisable at
  December 31, 1992                  35,298    $5.77  to   $12.10
Granted during 1993                 125,211    $6.43  to   $ 7.08
Expired unexercised in 1993          (5,087)   $5.77  to   $12.10
Outstanding at December 31, 1993    155,422    $5.77  to   $11.01
Granted during 1994                  66,325    $6.78  to   $ 7.72
Expired unexercised in 1994          (5,023)   $5.77  to   $11.01
Outstanding at December 31, 1994    216,724    $5.77  to   $11.01
Exercised in 1995                    (3,248)                $5.77
Expired unexercised in 1995          (1,949)   $5.77  to   $11.01
Granted during 1995                  75,500    $7.75  to    $9.50
Outstanding at December 31, 1995    287,027    $5.77  to   $11.01
Exercisable at December 31, 1995    131,146    $5.77  to   $11.01


NOTE 8:  SHORT-TERM BORROWINGS
     Details with respect to short-term borrowings are as follows (in thousands):

                                             December 31
                                           1995        1994
Balance, end of year                     $   782       $ 177
Maximum outstanding during the year
  at any month end                       $21,345       $ 177
Average interest rate, end of year          5.69%       2.95%
Average outstanding during the year      $ 2,808       $ 275
Average interest rate for the year          6.02%       2.18%

     The average amounts outstanding were computed primarily from daily averages and the average interest rate for the year and at the end of the year were computed by dividing the respective interest expenses by the average balances outstanding.

     The Bank has available $13,000,000 in lines of credit with correspondent banks. At December 31, 1995, these lines of credit were not in use.

NOTE 9:  COMMITMENTS AND CONTINGENCIES
     In the ordinary course of business, the Company and the Bank may be a party to outstanding legal proceedings and claims. In its judgement, management does not believe that the Company's consolidated financial position or results of operations will be materially affected by any of these present proceedings.
     Cash balances reserved to meet the requirements of the bank regulatory authorities amounted to $9,107,000 at December 31, 1995.
     The Bank has lease commitments on certain of its branches expiring at various dates through 2006. Rental expense on these leases charged to operations amounted to $567,000, $519,000, and $498,000 for the years ended December 31, 1995, 1994, and 1993 respectively. The minimum annual rentals under the terms of the leases as of December 31, 1995 were as follows:

                                    1996            $456,000
                                    1997             421,000
                                    1998             335,000
                                    1999             266,000
                                    2000             244,000
                              Thereafter             579,000

NOTE 10:  SHAREHOLDERS'S EQUITY
     On November 17, 1994, the Board of Directors of the Company declared a 5% stock dividend which was distributed December 16, 1994 to shareholders of record two weeks prior thereto.

     All per share data included in the accompanying financial statements and notes thereto, as well as the common shares reserved for future conversion of preferred stock (and the applicable conversion ratios) set forth below reflect the effect of the stock dividend.

PREFERRED STOCK 1992 CLASS:
     On January 29, 1993 the Company completed its Rights Offering of 8-1/2% Cumulative Convertible Preferred Stock-1992 Class, $1.00 par value ("1992 Preferred Stock"). All 690,000 shares of the 1992 Preferred Stock were sold at a price of $10.00 per share.
     Holders of the 1992 Preferred Stock are entitled to convert their stock upon 45 days prior notification to the Company, on the basis of 1.909 shares of common stock for each share of 1992 Preferred Stock, subject to adjustment upon certain events. Holders of the 1992 Preferred Stock are also entitled to $10.00 per share in the event of liquidation, plus any accumulated unpaid dividends which are due as of the date of liquidation.
The 1992 Preferred Stock is redeemable at the Company's option, in whole or in part, at any time or from time to time, in cash at $10.60 per share after February 1, 1996, and prior to February 1, 1997, and at decreasing prices thereafter to $10.00 per share on and after February 1, 2002, plus in each case, accrued and unpaid dividends.

     At December 31, 1995, 1,073,913 common shares have been reserved for possible conversion of the 1992 Preferred Stock.

     Holders of the 1992 Preferred Stock will be entitled to receive, when, as and if declared by the Company's Board of Directors, out of funds legally available therefor, cumulative cash dividends at the rate of $0.85 per share per annum (8-1/2%). Dividends are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.

PREFERRED STOCK 1985 CLASS:
     On December 31, 1985, the Company issued 20,000 shares of nonvoting, 9% Cumulative Convertible Preferred Stock-1985 Class ("1985 Preferred Stock"). Holders of 1985 Preferred Stock are entitled to convert their stock upon six months prior notification to the Company, on the basis of 6.4969 common shares for each share of 1985 Preferred Stock held. Shareholders are also entitled to $38.00 per share in the event of liquidation, plus any accumulated unpaid dividends which are due as of the date of liquidation. The 1985 Preferred Stock is subject to a right of redemption by the Company commencing January 1, 1993, at a price of $38.00 per share.

     At December 31, 1995, 111,252 common shares were reserved for possible conversion of the 1985 Preferred Stock.

     Holders of the 1985 Preferred Stock will be entitled to receive, when, as and if declared by the Company's Board of Directors, out of funds legally available therefor, cumulative cash dividends at the rate of $3.42 per share per annum. Dividends are payable semi-annually on January 31 and July 31.

     The Company may not declare cash dividends on its common stock or its preferred stock-1985 class unless dividends, including accumulated unpaid dividends for all dividend periods, have been paid on the 1992 Preferred Stock.

     See Note 14 for subsequent events related to the redemption of the 1985 and the 1992 Preferred Stock.

NOTE 11:  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following quarterly financial information for the two years ended December 31, 1995 and 1994, is unaudited. However, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected.

     Results of operations for these three-month periods are not necessarily indicative of the results for the entire year or any other interim period (in thousands, except per share amounts):

                                           1995
                              March   June     September  December
Interest income             $7,999   $8,400    $8,500    $8,499
Interest expense             2,142    2,612     2,690     2,638
Provision for possible
  loan losses                  100      120       120       380
Non-interest income          1,013    1,103     1,176     1,199
Non-interest expenses        5,031    5,085     4,690     4,730
Net income                  $1,008   $  973    $1,279    $1,160
Net income per common
  share:
   Primary earnings per
    common share             $0.29    $0.28     $0.38     $0.33
   Fully diluted earnings
    per common share         $0.24    $0.22     $0.30     $0.27


                                              1994
                             March     June September  December

Interest income             $6,915   $7,303    $7,514    $8,063
Interest expense             1,817    1,845     1,922     1,880
Provision for possible loan
  losses                       100      100       100       150
Non-interest income            728      944     1,087       890
Non-interest expenses        4,229    5,293     5,134     5,417
Net income                   $ 843     $998    $1,924     $ 924
Net income per common
  share:
   Primary earnings per
    common share             $0.24    $0.29    $ 0.61     $0.27
   Fully diluted earnings
    per common share         $0.20    $0.24    $ 0.45     $0.21


NOTE 12:  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107,
Disclosures About Fair Value of Financial Instruments ("SFAS No.
107") requires that the Company disclose estimated fair values for its financial instruments whether or not recognized in the Statement of Financial Condition.

     Limitations: The fair value estimates made at December 31, 1995 and 1994 were based on pertinent market data and relevant information on the financial instrument at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portion of the financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

     Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments (in thousands):

                                   At December 31,
                              1995                      1994
                            Estimated              Estimated
                       Carrying     Fair      Carrying    Fair
                        Amount     Value       Amount    Value
Financial Assets
 Cash and short-term
    investments       $ 87,110    $ 87,110   $ 38,295  $ 38,295
 Investment securities 116,212     115,894    110,933   105,332
 Loans, net            259,728     261,858    259,446   256,636

Financial Liabilities
  Deposits             429,681     429,995    391,466   390,974
  Short-term borrowings    782         782        177       177

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND SHORT-TERM INVESTMENTS

     The carrying amount approximates fair value.

INVESTMENT SECURITIES

     The fair values are based on market prices.

LOANS

     The fair value of the loan portfolio was estimated using the discounted value of the future cash flows expected to be received using a market discount rate at December 31. For loans that have short-term maturities or that reprice to market rates the carrying value was used as an estimate of fair value.

DEPOSIT LIABILITIES

     The fair value of deposits is equal to the amount payable on demand at the reporting dates except for the fair value of fixed maturity certificates of deposit which were estimated by discounting the value of the future cash flows expected to be paid on deposits.

SHORT-TERM BORROWINGS

     The carrying amount approximates fair value.

COMMITMENTS TO EXTEND CREDIT AND LETTER OF CREDIT

     The fair market value of unearned fees associated with financial instruments with off-balance sheet risk at December 31, 1995 approximates the contract amount.

NOTE 13:  CONDENSED FINANCIAL INFORMATION OF BANCORPORATION
             (PARENT COMPANY ONLY)

     Condensed Statements of Condition (in thousands):

                                             December 31,
                                         1995           1994
Assets
  Cash, principally on deposit with
    subsidiary bank                     $   220        $   591
  Investment in subsidiary               33,479         30,697
  Other assets                              975              0
Total Assets                            $34,674        $31,288
Liabilities and Shareholders' Equity
  Other liabilities                     $   429        $   306
  Shareholders' equity                   34,245         30,982
Total Liabilities and Shareholders'
  Equity                                $34,674        $31,288

     Condensed Statements of Income for the years ended
December 31, 1995, 1994, and 1993 (in thousands):

                                            December 31,
                                      1995      1994      1993
Income
Equity in undistributed income
  of subsidiary before cumulative
  effect of a change in accounting
  principle                          $2,782    $3,860    $2,219
Dividends received from banking
  subsidiary                          1,818       945         0
                                     $4,600    $4,805    $2,219

Expenses
Salaries and related benefits        $   39    $   39    $   39
Other                                   141        77       130
                                     $  180    $  116    $  169

Net income before cumulative
  effect of a change in
  accounting principle               $4,420    $4,689    $2,050
Cumulative effect of a change in
  accounting principle                    0         0     1,086
Net Income                           $4,420    $4,689    $3,136

     Condensed Statements of Cash Flows for the years ended
December 31, 1995, 1994, and 1993 (in thousands):

                                            December 31,
                                      1995      1994      1993
Cash flows from operating activities
Net income                           $ 4,420   $ 4,689   $ 3,136
Less-
Equity in undistributed income
  of subsidiary before cumulative
  effect of a change in accounting
  principle                           (2,782)   (3,860)   (2,219)
Cumulative effect of a change in
  accounting principle                     0         0    (1,086)
Increase in other liabilities            123        73        90
Other, net                              (975)      (56)        9
Net cash provided by (used in)
  operating activities               $   786   $   846   $   (70)

Cash flows from investing activities:
Investments in and advances to
   subsidiary                         $     0  $  (600)  $(2,251)
Net cash used in investing
   activities                         $     0  $  (600)  $(2,251)
Cash flows from financing activities
Proceeds from issuance of preferred
   stock                              $     0   $    0   $ 5,949
Proceeds from issuance of common
   stock                                   18         0         0
Dividends to shareholders              (1,175)   (1,071)     (639)
Repayment of long-term debt                 0         0    (1,601)

Net cash provided by (used in)
  financing activities                $(1,157)  $(1,071)  $ 3,709
Net (decrease) increase in cash and
  cash equivalents                       (371)     (825)    1,388
Cash and cash equivalents-beginning
  of year                                 591     1,416        28
Cash and cash equivalents-end of year $   220   $   591   $ 1,416
Supplemental disclosures of cash flow
  information
Cash paid during the year for
  interest                            $     0   $     0   $     2

NOTE 14: SUBSEQUENT EVENT: REDEMPTION OF
PREFERRED STOCK

        At its meeting of November 16, 1995, the Board of Directors of the Company called for redemption all outstanding shares of the Preferred Stock - 1985 Class (1985 Preferred Stock) and 250,000 shares of the Preferred Stock - 1992 Class (1992 Preferred
Stock). The Board of Directors set January 7, 1996 as the redemption date for the 1985 Preferred Stock and February 2, 1996 as the redemption date for the 250,000 shares of the 1992
Preferred Stock.

        In lieu of redemption, holders of the 1985 Preferred Stock could present their shares for conversion into common stock on the basis of 6.4969 common shares for each share of 1985 Preferred
Stock at any time prior to January 7, 1996. In lieu of redemption, holders of the 1992 Preferred Stock could present their shares for conversion into common stock on the basis of 1,909 common shares for each share of 1992 Preferred Stock at any time prior to February 2, 1996.

        On January 7, 1996, 16,927 shares of 1985 Preferred Stock were converted into 109,916 shares of common stock. The remaining 197 shares of 1985 Preferred Stock were redeemed at the price of $38 per share, for a total redemption price of $7,486. Cash was paid for fractional shares resulting from conversion.

On February 2, 1996, 249,683 of the 250,000 shares of 1992
Preferred Stock called for redemption were converted into 476,601 shares of common stock. The remaining 317 shares of the 250,000 shares of 1992 Preferred Stock called for redemption were redeemed at the price of $10.60 per share, for a total redemption price of $3,360. In addition to those shares converted in lieu of redemption, another 244,219 shares of 1992 Preferred Stock were also converted into 466,148 shares of common stock. Cash was paid for fractional shares resulting from conversion.

The following table presents the pro-forma 1995 primary earnings per share, giving effect to the conversion/redemption of 1985 and 1992 Preferred Stock noted above as if such conversion/redemption were included in primary earnings per share from the beginning of 1995:

                                         As Reported    Pro-Forma <F1>
Net income applicable to common stock        $3,840         $4,320
Average number of common shares outstanding   3,002          4,054
Primary earnings per common share            $ 1.28         $ 1.07

<F1>
Reflects only shares converted through February 2, 1996.

Additionally, on January 18, 1996, the Board of Directors of the Company called for redemption all of the remaining 68,334 shares of the 1992 Preferred Stock. The date set for this redemption is April 8, 1996. In lieu of redemption, holders of the 1992 Preferred Stock can present their shares for conversion into common stock on the basis of 1.909 common shares for each share of 1992 Preferred Stock at any time prior to April 8, 1996.

INDEPENDENT AUDITORS' REPORT

     To the Shareholders and Board of Directors of Broad National Bancorporation:

     We have audited the accompanying consolidated statements of condition of Broad National Bancorporation and subsidiaries as of Decemeber 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broad National Bancorporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements, Broad National Bancorporation and subsidiaries adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994 and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993.



                              /s/ KPMG Peat Marwick LLP

Short Hills, New Jersey
January 18, 1996, except as to note 14,
which is as of February 2, 1996

ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

            None.


                                     PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (except for the information set forth in Item 4A of Part I hereof with respect to the Registrant's executive officers) is incorporated herein by reference to (i) the information under the caption "Election of Directors" (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation of Directors" and "Meetings of the Board and Committees") and (ii) the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," in each case, in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION.

            Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Executive Compensation and Other Information" (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation Committee and Board of Directors Report on Executive Compensation" and "Company Performance") in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

            Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Ownership of Bancorporation Capital Stock" in the Registrant's definitive
Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions With
Management and Others" in the Registrant's definitive Proxy
Statement for its 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.

            (a)  Exhibits and Financial Statement Schedules:

       1. The following consolidated financial statements of the Registrant and subsidiaries and report of the Registrant's independent auditors, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, appear in Item 8 to this report:

            Independent Auditors' Report as of December 31,
       1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993.

            Consolidated Statements of Condition as of December 31, 1995 and 1994.

            Consolidated Statements of Income for each of the years ended December 31, 1995, 1994 and 1993.

            Consolidated Statements of Changes in
       Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

            Consolidated Statements of Cash Flows for each of the years ended December 31, 1995, 1994 and 1993.

            Notes to Consolidated Financial Statements

       2. Financial Statement Schedules: All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or the notes thereto.

       3.  Exhibits:

Number                     Description
 3.1        Restated Certificate of Incorporation of the Registrant
            as amended through and including December 29, 1992
            (filed with Amendment No. 1 to the Registrant's
            Registration Statement No. 33-53658 as Exhibit 3.1 and
            incorporated herein by reference).

 3.2 Amendment to Article THIRD of the Restated Certificate of Incorporation of the Registrant respecting the designation of the Registrant's 8 1/2% Cumulative
            Convertible Preferred Stock 1992 Class (filed with
            Amendment No. 3 to the Registrant's Registration
            Statement No. 33-53658 as Exhibit 3.2 and incorporated herein by reference).

 3.3 Amendment to Article THIRD of the Restated Certificate of Incorporation of the Registrant respecting the preemptive rights of the holders of the Registrant's
            Common Stock, Preferred Stock 1985 Class and Preferred
            Stock 1992 Class (filed as Exhibit 3.3 to the

            Registrant's Form 10-K Report for the fiscal year ended
            December 31, 1994 and incorporated herein by reference).

 3.4 Bylaws of the Registrant, as amended to date (filed as Exhibit 3(d) to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.1        Lease between The Prudential Insurance Company of
            America and Broad National Bank dated as of December
            15, 1988 (filed as Exhibit 3(e) to the Registrant's
            Form 10-K Report for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.1.1      Amendment of Lease between The Prudential Insurance
            Company of America and Broad National Bank dated as of February 7, 1996.

10.2        Lease between Third Newark Gateway Urban Renewal
            Association and Broad National Bank, dated September 7,
            1984 (filed as Exhibit 10(b) to Registration Statement
            No. 33-01560 and incorporated herein by reference).

10.3        Lease between O. Navigador Bar, Inc. and Broad National
            Bank (filed as Exhibit 10(c) to Amendment No. 1 to
            Registration Statement No. 2-78220 and incorporated herein by reference).

10.4        Lease between Millburn Common Associates and Broad
            National Bank dated June 16, 1976, and Amendment to such Lease, dated September 10, 1985 (filed as Exhibit
            10(d) to Registration Statement No. 33-01560 and incorporated herein by reference).

10.5        Lease between Cada Holding Corp. and Broad National
            Bank dated October 8, 1976 (filed as Exhibit 10(e) to
            Amendment No. 1 to Registration Statement No. 2-78220 and incorporated herein by reference).

10.6 Lease between Euro Associates and Broad National Bank acknowledged by the parties on December 12, 1985 and December 10, 1985 (filed with Amendment No. 2 to the
            Registrant's Registration Statement No. 33-53658 as
            Exhibit 10.6 and incorporated herein by reference).

10.7        Workletter Agreement between Euro Associates and Broad
            National Bank (filed with Amendment No. 2 to the
            Registrant's Registration Statement No. 33-53658 as
            Exhibit 10.7 and incorporated herein by reference).

10.8        Lease between 1000 South Elmora Associates and Broad
            National Bank dated May 18, 1986 (filed with Amendment
            No. 2 to the Registrant's Registration Statement No.
            33-53658 as Exhibit 10.8 and incorporated herein by reference).

10.9        Lease between Convery Associates and Broad National
            Bank dated July 1, 1987, and Rider to Lease Agreement, dated September 1, 1992 (filed with Amendment No. 2 to the Registrant's Registration Statement No. 33-53658 as
            Exhibit 10.10 and incorporated herein by reference).

10.10       Lease Agreement and Amendment between 466 Bloomfield
            Avenue Associates, Inc. and Broad National Bank dated
            February 9, 1988 (filed as Exhibit 10(l) to the
            Registrant's Form 10-K Report for the fiscal year ended
            December 31, 1989 and incorporated herein by reference).

10.11       Lease Agreement between George Zeik and Broad National
            Bank dated September 1, 1989 (filed as Exhibit 10(m) to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.12       Lease between Broad National Realty Corporation and
            Broad National Bank dated May 1, 1990 (filed as Exhibit
            10(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated by reference herein).

10.12.1 Rider to Lease Agreement between Broad National Realty and Broad National Bank dated December 21, 1993 (filed as Exhibit 10.13.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.13 Broad National Bank Employees' Retirement Plan (filed as Exhibit 10(g) to Registration Statement No. 2-78220 and as Exhibit 10(f) to Amendment No. 1 to Registration

            Statement No. 2-78220 and incorporated herein by reference). <F1>

10.14       Form of Amendment to Sections 2.1 and 3.1(c) of the
            Broad National Bank Employees' Retirement Plan (filed as Exhibit 10(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated by reference herein). <F1>

10.15       Description of Bonus Plan for Designated Officers and
            Employees (appears on page 10 of the Registrant's definitive proxy statement for its 1991 Annual Meeting of Shareholders and is incorporated herein by reference). <F1>

10.16 Incentive Stock Option Plan for certain employees adopted on March 26, 1987, and amended April 27, 1989
            (filed as Exhibit 10.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein). <F1>

10.17 Non-Statutory Stock Option Plan for directors adopted on March 26, 1987 (filed with Amendment No. 2 to the
            Registrant's Registration Statement No. 33-53658 as
            Exhibit 10.19 and incorporated herein by reference). <F1>

10.18       Employment Agreement between Donald M. Karp and the
            Registrant dated October 16, 1995. <F1>

10.19       Employment Agreement by and between John A. Dorman,
            Broad National Bank and the Registrant, dated October
            1, 1995. <F1>

10.20       Consultant Agreement between Stanley J. Lesnik and the
            Registrant dated November 16, 1995. <F1>

10.21       Lease between Broad National Bank, landlord, and
            Newtrend L.P., tenant, dated August 10, 1993 (filed as
            Exhibit 10.22 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.22       Newtrend Service Bureau Agreement between Newtrend,
            Inc. and Broad National Bank dated August 10, 1993
            (filed as Exhibit 10.23 to the Registrant's Form 10-K
            <page.
            for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.23       Newtrend Item Processing Addendum between Newtrend,
            Inc. and Broad National Bank dated August 10, 1993
            (filed as Exhibit 10.24 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.24 1993 Broad National Incentive Stock Option Plan for certain employees adopted on September 19, 1994 (filed as Exhibit 10.24 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1994 and incorporated herein by reference). <F1>

10.25       1993 Broad National Directors Non-Statutory Stock
            Option Plan for directors adopted on September 19, 1994
            (filed as Exhibit 10.25 to the Registrant's Form 10-K
            Report for the fiscal year ended December 31, 1994 and incorporated herein by reference). <F1>

10.26 Lease between Lucky Realty LLC and Broad National Bank dated February 26, 1996.

10.27       Lease between A.J. Seabra Supermarkets V, Inc. and
            Broad National Bank dated as of April 20, 1995.

11          Statement re Computation of Net Income Per Share.

22          List of Subsidiaries (filed with Amendment No. 3 to the
            Registrant's Registration Statement No. 33-53658 as
            Exhibit 22 and incorporated herein by reference).

24          Consent of KPMG Peat Marwick LLP with regard to
            Bancorporation's Registration Statement on Form S-8
            (Reg. No. 33-28183).

27          Financial Data Schedule.

<F1>
Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the last quarter of 1995.

            (c)  Exhibits

                 See Exhibits identified above under Item 14(a)(3).


            (d)  Financial Statement Schedules

                 See Item 14(a)(2) above.

                              SIGNATURES



            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BROAD NATIONAL BANCORPORATION


                           By /s/ Donald M. Karp
                              Donald M. Karp
                              Chairman of the Board and
                              Chief Executive Officer

     Dated:  March 21, 1996

            Pursuant to the requirements of the Securities
     Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature and Title                Date


     /s/ Donald M. Karp                        March 21, 1996
     Donald M. Karp, Director, Chairman
        of the Board and Chief Executive
        Officer (Principal Executive Officer)


     /s/ John A. Dorman                        March 21, 1996
     John A. Dorman, Director, President
        and Chief Operating Officer


     /s/ James Boyle                           March 21, 1996
     James Boyle, Treasurer and Comptroller
        (Principal Financial and Accounting
        Officer)


     /s/ Licinio Cruz                          March 21, 1996
     Licinio Cruz, Director


     /s/ Arthur Fischman                       March 21, 1996
     Arthur Fischman, Director


     /s/ John J. Iannuzzi                      March 21, 1996
     John J. Iannuzzi, Director


                                                March   , 1996
     James J. Lazarus, Director


     /s/ Edward J. Lenihan                      March 21, 1996
     Edward J. Lenihan, Director


     /s/ Stanley J. Lesnik                      March 21, 1996
     Stanley J. Lesnik, Director


     /s/ Louis J. Owen                          March 21, 1996
     Louis J. Owen, Director


     /s/ Catherine McFarland                    March 21, 1996
     Catherine McFarland, Director


     /s/ A. Harold Schwartz                     March 21, 1996
     A. Harold Schwartz, Director


     /s/ Peter D. Sudler                        March 21, 1996
     Peter D. Sudler, Director


     /s/ Hubert Williams                        March 21, 1996
     Hubert Williams, Director