Form 10-Q
period 1996-03-31
BROAD NATIONAL BANCORPORATION
filed 1996-05-15
CIK 703800

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31,1996      Commission File Number 0-16637



                         BROAD NATIONAL BANCORPORATION
- ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                           22-2395057
- ------------------------------              -----------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             identification No.)

 905 Broad Street, Newark NJ                      07102
- ------------------------------              -----------------
(Address of principal executive offices)       (Zip Code)

Registrant telephone number, including area code (201) 624-2300
                                                       --------


                                      N/A
- ---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                        YES  X      NO______
                                           ------

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of April 30, 1996:

                   Common Stock, $1.00 par value - 4,235,735

                         BROAD NATIONAL BANCORPORATION

                    Index to Form 10-Q Financial Information
                    For the Three Months Ended March 31,1996
         ---------------------------------------------------------

                                                                      PAGE
                                                                      ----

PART 1 - FINANCIAL INFORMATION                                          3
- ------------------------------

Consolidated Statements of Condition
 as of March 31, 1996 and December 31, 1995                             4

Consolidated Statements of Income for the
 Three Month Periods Ended March 31, 1996 and 1995                      5

Consolidated Statements of Cash Flows for the Three
 Month Periods Ended March 31, 1996 and 1995                            7

Notes to Consolidated Financial Statements                              8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                   10

PART 2 - OTHER INFORMATION                                             20
- --------------------------

Items 1 to 3                                   Not Applicable or Negative

Item 4                                                                 20

Item 5                                         Not Applicable or Negative

Item 6                                                                 20

Signatures                                                             21

Exhibit 1  - Computation of Net Income
             per Common Share                                          22

Exhibit 2  - Independent Auditor's Review Report of Interim
             Financial Information                                     23

Exhibit 3  - Restated Certificate of Incorporation of Broad
             National Bancorporation                                   24

Exhibit 27 - Financial Data Schedule                                   45


                         BROAD NATIONAL BANCORPORATION



PART 1 - FINANCIAL INFORMATION

The following consolidated financial statements of Broad National Bancorporation as of March 31, 1996 and December 31, 1995 as well as the three month periods ended March 31, 1996 and 1995 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further clarification and understanding, these interim statements should be read in conjunction with the annual report on Form 10-K of Broad National Bancorporation for the year ended December 31, 1995.

The results of operations for the periods presented are not necessarily an indication of the results which can be expected for 1996.

The registrant's independent public accountants, KPMG Peat Marwick LLP, have performed a limited review of these interim statements in accordance with the standards for such reviews promulgated by the American Institute of Certified Public Accountants. See page 23 for their report on this limited review.

                BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                                 (IN THOUSANDS)

                                                                MARCH 31,      DECEMBER 31,
                                                                  1996            1995
                                                                --------       -----------
                                                                (Unaudited)

ASSETS
- ------
CASH AND DUE FROM BANKS                                             $ 22,929   $ 25,810
FEDERAL FUNDS SOLD                                                    28,225     61,300
SECURITIES HELD-TO-MATURITY
 (aggregate market value $66,870)
   and $59,948, respectively)                                         67,977     60,266
SECURITIES AVAILABLE-FOR-SALE                                         67,767     55,946
LOANS, Net of unearned income & deferred loan fees                   273,316    267,130
  LESS -
    Allowance for possible loan losses                                 7,446      7,402
- ---------------------------------------------------------------------------------------
NET LOANS                                                            265,870    259,728
- ---------------------------------------------------------------------------------------
PREMISES AND EQUIPMENT, net                                            9,386      9,418
ACCRUED INTEREST RECEIVABLE                                            3,256      2,819
OTHER ASSETS                                                           5,995      5,898
- ---------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $471,405   $481,185
- ---------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
 Non-interest bearing demand                                        $ 88,093   $102,207
 Savings and interest bearing demand                                 228,134    220,058
 Time deposits less than $100,000                                     86,964     86,509
 Time deposits of $100,000 or more                                    24,195     20,907
- ---------------------------------------------------------------------------------------
Total Deposits                                                       427,386    429,681
SHORT-TERM BORROWINGS                                                  1,272        782
ACCRUED TAXES, INTEREST AND OTHER LIABILITIES                          7,945     16,193
- ---------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    436,603    446,656
- ---------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock-1985 class, $10 par value,
 authorized and outstanding 0 shares at 3/31/96
 and 17,124 shares at 12/31/95                                             0        171
8 1/2% Cumulative Convertible Preferred Stock-1992
 class, $1 par value, authorized 690,000 shares,
 outstanding 66,298 shares at 3/31/96
 and 562,553 shares at 12/31/95
 (preference on liquidation of $663)                                      66        563
Common stock, $1 par value, authorized
 5,500,000; outstanding 4,115,754 shares at 3/31/96
 and 3,059,203 shares at 12/31/95                                      4,116      3,059
Capital surplus                                                       22,744     23,145
Retained earnings                                                      8,047      7,307
Unrealized gain (loss) on securities available-for-sale, net         (   171)       284
- ---------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                            34,802     34,529
- ---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $471,405   $481,185
- ---------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                      (IN THOUSANDS)


                                          3 MONTH PERIOD ENDED
                                         ---------------------
                                               MARCH 31
                                             1996     1995
                                              (Unaudited)
INTEREST INCOME
Interest and fees on loans                   $5,789  $6,093
Interest and dividends on investments -
 Taxable                                      1,789   1,646
 Exempt from federal income taxes                17       9
Interest on federal funds sold                  509     251
- -----------------------------------------------------------
   TOTAL INTEREST INCOME                      8,104   7,999
- -----------------------------------------------------------

INTEREST EXPENSE:
   Interest on savings & interest bearing
     demand deposits                          1,199   1,164
   Interest on time certificates of
     deposit of $100,000 or more                284     214
   Interest on other time deposits            1,112     647
   Interest on short-term borrowings             18     117
- -----------------------------------------------------------
   TOTAL INTEREST EXPENSE                     2,613   2,142
- -----------------------------------------------------------

NET INTEREST INCOME                           5,491   5,857
- -----------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES              225     100
- -----------------------------------------------------------

INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                       5,266   5,757
- -----------------------------------------------------------
NON-INTEREST  INCOME
  Service charges on deposit accounts           855     814
  Other income                                  217     196
  Gain on sale of loans held for sale             0       3
- -----------------------------------------------------------
    TOTAL NON-INTEREST  INCOME                1,072   1,013
- -----------------------------------------------------------

NON-INTEREST EXPENSES:
  Salaries and wages                          2,031   1,972
  Employee benefits                             534     561
  Occupancy expense                             474     472
  Furniture and equipment expense               290     312
  Data processing fees                          268     278
  Legal fees                                    195     126
  Professional fees                             141     185
  Postage, delivery and communication           164     153
  FDIC and OCC assessments                       28     248
  Other real estate expense                       9      19
  Other expenses                                566     705
- -----------------------------------------------------------
     TOTAL NON-INTEREST  EXPENSES             4,700   5,031
- -----------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                  3 MONTH PERIOD ENDED
                                                  -------------------
                                                         MARCH 31
                                                    1996       1995
                                                      (Unaudited)

INCOME BEFORE INCOME TAXES                          1,638       1,739
PROVISION FOR INCOME TAXES                            601         731
- ---------------------------------------------------------------------
NET INCOME                                     $    1,037  $    1,008
- ---------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK          $    1,037  $      855
- ---------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING
    PRIMARY                                     3,932,288   2,903,999
    ASSUMING FULL DILUTION                      4,325,892   4,259,887
- ---------------------------------------------------------------------
NET INCOME PER COMMON SHARE

    PRIMARY EARNINGS PER COMMON SHARE          $     0.26  $     0.29

    FULLY DILUTED EARNINGS PER COMMON SHARE    $     0.24  $     0.24




See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                         THREE MONTH PERIOD ENDED MARCH 31
                                                                   1996       1995
                                                                ----------  ---------
                                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $  1,037   $  1,008
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                     298        293
    Amortization of securities premium net                            187        107
    Amortization of deferred points and fees
      and deferral of loan origination costs                          (65)      (101)
   Provision for possible loan losses                                 225        100
   Deferred tax benefit                                              (305)       (16)
   Decrease in accrued taxes
     interest, and other liabilities                               (8,248)       (37)
  Gain on sale of loans held for sale                                   0         (3)
  Loss on sale of other real estate owned                               0          9
 (Increase) decrease in accrued interest receivable                  (437)       135
   Other Net                                                          250        (72)
- -------------------------------------------------------------------------------------
   Net cash (used in) provided by operating activities           $( 7,058)  $  1,423
- ------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of other real estate owned             $      0   $    166
   Net (increase) in loan balances                                 (6,077)       (67)
   Proceeds from sale of loans held for sale                            0        293
   Proceeds from maturities of securities
     held-to-maturity                                               2,281      1,687
   Proceeds from maturities of securities
     available-for-sale                                             5,013        192
   Purchase of securities held-to-maturity                        (10,093)      (395)
   Purchase of securities available-for-sale                      (17,607)         0
   Capital expenditures                                              (266)      (159)
- -------------------------------------------------------------------------------------
   Net cash  (used in) provided by investing activities          $(26,749)  $  1,717
- -------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in certificates of deposit                       $  3,743   $ 18,441
   Net (decrease) in demand deposit, savings
     and interest bearing demand accounts                          (6,038)   (19,333)
   Net increase in short-term borrowings                              490        900
   Redemption of preferred stock                                      (12)         0
   Dividends paid                                                    (332)      (225)
- -------------------------------------------------------------------------------------
   Net cash used in  financing activities                          (2,149)  $   (217)
- -------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             $(35,956)  $  2,923
CASH AND CASH EQUIVALENTS, beginning of period                     87,110     38,295
- -------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                         $ 51,154   $ 41,218
- -------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for
     Interest                                                    $  2,870   $  1,952
     Taxes                                                       $    128   $    298
- ------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)



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

(2)  Net income per share -

     Primary net income per common share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common shares outstanding during each period adjusted for stock options. Fully diluted per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding adjusted for shares issuable upon conversion of preferred st ock and stock options.


(3)  Redemption of Preferred Stock

     On January 7, 1996, the Company completed the redemption of its Preferred Stock - 1985 Class (1985 Preferred Stock). In lieu of redemption, 16,927 shares of 1985 Preferred Stock were converted into 109,916 shares of common stock. The remaining 197 shares of 1985 Preferred Stock were redeemed at the price of $38 per share, for a total redemption price of $7,486. Cash was paid for fractional shares resulting from conversion.

     On February 2, 1996, the Company completed the redemption of 250,000 shares of its Preferred Stock - 1992 Class (1992 Preferred Stock). In lieu of redemption, 249,683 of the 250,000 shares of 1992 Preferred Stock called for redemption were converted into 476,601 shares of common stock. The remaining 317 shares of the 250,000 shares of 1992 Preferred Stock called for redemption were redeemed at the price of $10.60 per share, for a total redemption price of $3,360. In addition to those shares which were called for redemption but converted into common stock in lieu of redemption, on February 2, 1996 another 244,219 shares of 1992 Preferred Stock were also converted into 466,148 shares of common stock. Cash was paid for fractional shares resulting from conversion.

     Additionallly, on January 18, 1996, the Board of Directors of the Company called for redemption all of the remaining 68,334 shares of the 1992 Preferred Stock. The date set for this redemption was April 8, 1996. In lieu of redemption, holders of the 1992 Preferred Stock could present their shares for conversion into common stock on the basis of 1.909 common shares for each share of 1992 Preferred Stock at any time prior to April 8, 1996.

     Prior to April 8, 1996, 2,036 shares of 1992 Preferred Stock were converted into 3,886 shares of common stock. On April 8, 1996, in lieu of redemption, 62,865 shares of 1992 Preferred Stock were converted into 119,981 shares of common stock. The remaining 3,433 shares of 1992 Preferred Stock were redeemed at the price of $10.60 per share, for a total redemption price of $36,390. Cash was paid for fractional shares resulting from conversion.

(4)  Reclassification -

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to confirm with the 1996 presentation.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996
- ---------------------------------



                                    SUMMARY
                                    -------

The Company reported net income of $1,037,000 or $0.24 per fully diluted common share for the first quarter of 1996 compared to net income of $1,008,000 or $0.24 per fully diluted common share for the first quarter of 1995.

Total assets of $471,405,000 at March 31, 1996 represent a decrease of $9,780,000 or 2% from the December 31, 1995 balance of $481,185,000. Total deposits declined $2,295,000 or 0.5% from $429,681,000 at December 31, 1995 to $427,386,000 at March 31, 1996.

Total shareholders' equity increased $273,000 during the first three months of 1996 as the result of net income of $1,037,000, reduced by dividends of $297,000 paid to shareholders, redemption of preferred stock of $12,000 and a net decrease of $455,000 in the unrealized gain (loss) on securities available-for-sale.

The Company's annualized return on average assets and annualized return on average shareholders' equity were .89% and 11.9%, respectively, for the first three months of 1996, compared to annualized returns of .94% and 13.1%, respectively, for the comparable 1995 period.

RESULTS OF OPERATIONS
- ---------------------

Net Interest Income
- -------------------


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

(4) Annualized

                              NET INTEREST INCOME
                          Three Months Ended March 31
                            (Dollars in Thousands)

                                                         1996                                1995
                                                       --------                            --------
                                           Average     Interest    Average     Average     Interest    Average
                                           Balance     and Fees    Rate (4)    Balance     and Fees    Rate (4)
                                           --------    --------    --------    --------    --------    --------
 ASSETS

Federal Funds Sold                         $ 38,458      $  509       5.24%      $17,277     $  251       5.81%
                                           --------      ------       ----       -------     ------       ----
Investment Securities
  U.S. Treasury                              16,895         263       6.23        22,730        339       5.97
  U.S. Government Agencies                  102,748       1,497       5.83        86,060      1,295       6.02
  States and political subdivisions (1)       1,861          29       6.23         1,356         20       5.90
  Other Bonds                                 1,683          26       6.18           373          6       6.43
                                           --------      ------       ----       -------     ------       ----

Total Investment Securities                 123,187       1,815       5.89(2)    110,519      1,660       6.01(2)
                                            -------       -----       ----       -------      -----       ----

Loans

  Mortgage                                  144,008       2,998       8.33       133,677      3,055       9.14
  Installment                                35,163         821       9.39        35,216        842       9.70
  Commercial                                 89,583       1,948       8.72       100,174      2,172       8.79
  State and political subdivisions (1)        1,072          33      11.29         1,200         37      12.33
                                            -------       -----      -----       -------      -----      -----

Total Loans                                 269,826       5,800       8.65       270,267      6,106       9.16
                                            -------       -----      -----       -------      -----      -----

Total interest earning assets               431,471     $ 8,124       7.57%(2)   398,063    $ 8,017       8.17%(2)
                                            -------     -------       ----       -------    -------       ----


Less - Allowance for possible loan losses     7,510                                7,588
All other assets                             44,105                               45,025
                                            -------                               ------
Total Assets                               $468,066                             $435,500
                                           --------                             --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Time Deposits

  Savings and interest bearing
   demand deposits                         $221,892     $ 1,199       2.17%     $215,306     $1,164       2.19%
  Certificate of Deposits
    Under $100,000                           86,696       1,112       5.16        64,340        647       4.08
    Over $100,000                            23,067         284       4.95        18,671        214       4.65
                                           --------     -------      ------     --------     ------       ----

Total Time Deposits                         331,655       2,595       3.15       298,317      2,025       2.75


Short term borrowings                         1,364          18       5.22         7,946        117       5.89
                                           --------     -------     ------      --------     ------       ----

Total Interest Bearing Liabilities          333,019     $ 2,613       3.16%      306,263     $2,142       2.84%
                                           --------     -------     ------      --------     ------       ----

Other liabilities                             8,163                                5,949
Demand deposits                              91,879                               92,087
Shareholders' equity                         35,005                               31,201
                                           --------                            ---------
Total liabilities and
  shareholders' equity                     $468,066                            $4 35,500
                                           --------                            ---------

NET INTEREST INCOME; NET INTEREST SPREAD                $ 5,511       4.41%                $ 5,875        5.33%
NET INTEREST MARGIN                                                 $5.14%(3)                             5.99%(3)


Rate/Volume Analysis Of Net Interest Income
- -------------------------------------------

The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the three months ended March 31, 1996 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.


                                                 Increase (Decrease) Due to a
                                                        Change in the
                                               -----------------------------------------
                                               Average Balance   Average Rate    Total
                                               ----------------  -------------  --------
                                                        (Dollars in Thousands)
Interest Earned on:
  Loans                                              $  1           $(307)      $  (306)
  Investment securities                               190             (35)          155
  Federal funds sold                                  285             (27)          258
                                                     ----           -----       -------
  Total interest income                              $476           $(369)      $   107
                                                     ----           -----       -------
Interest paid on:
  Savings and interest
   bearing demand deposits                           $ 43           $  (8)      $    35
  Certificates of deposit:
          Under $100,000                              264             201           465
          Over  $100,000                               56              14            70
Short term borrowings                                 (87)            (12)          (99)
                                                     ----           -----       -------
Total Interest expense                               $276           $ 195       $   471
                                                     ----           -----       -------
Change in net interest income                        $201           $(565)      $  (364)
 Percent increase in net interest                    ----           -----       -------

 income over the prior period                                                    (6.20)%
                                                                                -------

Total tax equivalent interest income of $8,124,000 for the first three months of 1996 represents an increase of $107,000 or 1.3% over total tax equivalent interest income of $8,017,000 for the comparable 1995 period. This improvement is primarily due to an increase of $33,408,000 in the average balance of total interest earning assets for the first quarter of 1996 as compared to the first quarter of 1995. This increase in average balances, particularly federal funds sold, which average balance increased $21,181,000, and investment securities, which average balance increased $12,668,000 resulted in a $476,000 increase in total interest income. However, a decline of 60 basis points in the average rate earned on total interest earning assets resulted in a decrease of $369,000 in total interest income, offsetting all but $107,000 of the $476,000 increase in total interest income resulting from the increased average balances of total interest earning assets. Decreases in the federal funds rate and the prime rate are the primary reasons for the decline in the average rates earned on total interest earning assets.

Total interest expense of $2,613,000 for the first quarter of 1996 was $471,000 or 22% higher than the comparable prior year period. Increases in both the average balance of interest bearing liabilities and the average rate paid on interest bearing liabilities contributed to the increase in total interest expense. The total average balance of interest bearing liabilities increased $26,756,000 or 8.7% and resulted in an increase of $276,000 in total interest expense. The most significant component of the increase in total interest expense is represented by certificates of deposit under $100,000, for which interest expense for the first quarter of 1996 was $465,000 higher than the first quarter of 1995. The average balance of certificates of deposit under $100,000 was $22,356,000 higher for the first three months of 1996 as compared to the first three months of 1995. The average rate paid on these certificates of deposit during the first quarter of 1996 was 108 basis points higher than the comparable prior year period. The increase in the average balance resulted from the bank's effort to increase its deposit base and reduce its reliance on borrowed funds, which borrowed funds balance was as high as $21,345,000 during the first quarter of 1995. The increase in the average rate is the result of the need to pay more in order to attract these additional deposits.

Tax equivalent net interest income for the first three months of 1996 was $364,000 or 6.2% lower than for the first three months of 1995, and the net interest margin for the first quarter of 1996 was 85 basis points lower than the comparable 1995 period. This decline is primarily attributable to the decline in the average rate earned on interest earning assets coupled with the increase in the average balance and cost of interest bearing liabilities.

PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------

In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $225,000 for the first quarter of 1996 compared to $100,000 for the comparable 1995 period. Actual net loan charge-offs for the first three months of 1996 were $181,000 or 0.28% (annualized) of average total loans, as compared to net loan charge-offs of $205,000 or 0.30% (annualized) of average total loans for the comparable 1995 period.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
- ---------------------------------------------

Total non-interest income of $1,072,000 for the first quarter of 1996 was $59,000 or 5.8% higher than the year-ago period. Service charges on deposit accounts were $41,000 or 5% higher than the first quarter of 1995, while other non-interest income was $21,000 or 10.7% higher than the first quarter of 1995.

Total non-interest expense of $4,700,000 for the first three months of 1996 was $331,000 or 6.6% lower than the comparable 1995 period. The most significant components of this decrease are represented by FDIC and OCC assessments, which are $220,000 or 88.7% lower than the prior year period, and other expenses, which are $139,000 or 19.7% lower than the prior year period. The reduction in FDIC and OCC assessments reflects the reduction in the deposit insurance assessment by the FDIC, which is $220,000 lower than the first quarter of 1995. The largest components of the decrease in other expenses are declines in expenses associated with a data processing conversion.

FINANCIAL CONDITION
- -------------------

Loans

Total loans, net of unearned income and deferred loan fees, of $273,316,000 at March 31, 1996 represent an increase of $6,186,000 or 2.3% from the December 31, 1995 balance of $267,130,000. The most significant components of the increase in loan balances were an increase of $3,240,000 or 2.7% in commercial mortgages and an increase of $2,531,000 or 3.5% in commercial loans. For the first three months of 1996, average loans of $269,826,000 represented 62.5% of total average interest earning assets, as compared to 67.9% of total average interest earning assets for the first three months of 1995.

Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the periods presented. Also presented are certain key ratios regarding the allowance.

                                       Three Months        Three Months
                                          Ended               Ended
                                     March  31, 1996     March  31,1995
                                     ---------------     --------------
                                            (Dollars In Thousands)

Balance, beginning of period             $  7,402           $  7,602
Provision charged to operations               225                100
Loans charged off                            (403)              (399)
 Recoveries of charged-off loans              222                194
                                         --------           --------
Balance, end of period                   $  7,446           $  7,497
                                         --------           --------

Average gross loans outstanding
 during period.....................      $269,826           $270,267
                                         --------           --------
Total gross loans at period end....      $273,598           $267,021
                                         --------           --------
Net loans charged-off.                   $    181           $    205
                                         --------           --------
Ratio of net loans charged-off to
  average loans outstanding
    during period (annualized)......         0.28%              0.30%
                                             -----             ------
Allowance for possible loan losses as
  a percentage of total gross loans..        2.72%              2.81%
                                             -----             ------

The amount of allowance applicable to non-classified loans was $3,564,000 and $3,778,000 at March 31, 1996 and December 31, 1995, respectively.

Asset Quality

Non-performing assets consist of (i)non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

The following table reflects the components of non-performing assets at March 31, 1996 and December 31, 1995:



                                   March 31, 1996   December 31, 1995
                                   ---------------  ------------------
                                         (Dollars In Thousands)

Past due 90 days or more:
  Mortgage.......................         $ 2,028             $ 1,938
  Commercial.....................             946               1,167
  Installment....................              10                  18
                                          -------             -------
     Total.......................         $ 2,984             $ 3,123
                                          -------             -------

Non-accrual loans:
  Mortgage.......................         $ 6,455             $ 4,042
  Commercial.....................           3,613               3,049
  Installment....................               0                   0
                                          -------             -------
     Total.......................         $10,068             $ 7,091
                                          -------             -------
TOTAL NON-PERFORMING LOANS.......         $13,052             $10,214
Restructured loans (excluding
 amounts classified as
 non-performing loans)                      4,214               5,105

Other real estate owned,
  net of reserve.................             772                 772
                                          -------             -------
TOTAL NON-PERFORMING ASSETS......         $18,038             $16,091
                                          -------             -------

Non-performing loans as a
   percent of total gross loans              4.78%               3.82%
                                          -------             -------
Non-performing loans as a
   percent of total assets.......            2.77%               2.12%
                                          -------             -------
Non-performing assets as a
  percent of loans and other
  real estate owned..............            6.58%               6.00%
                                          -------             -------
Allowance for possible loan
  losses.........................         $ 7,446             $ 7,402
                                          -------             -------
Allowance for possible loan
  losses as a percent of
  non-performing loans...........           57.05%              72.47%
                                          -------             -------

In addition to the non-performing and restructured loans as of March 31, 1996, the Company had classified an additional $4,009,000 and $4,932,000, respectively, as substandard loans. A loan loss reserve has been allocated to such loans in accordance with the Company's policies.

At March 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS 114 was $9,808,000 for which the related allowance for credit losses is $309,000. The impaired loan portfolio is primarily collateral dependent, as defined by SFAS 114. Although impaired loans increased during the quarter, there was no related allowance for credit losses associated with the loans classified as impaired during the quarter. The change in the allowance for impaired loans during the first quarter of 1996 represented a recovery of $461,000. The average recorded investment in impaired loans during the first quarter of 1996 was approximately $7,629,000. For the first quarter of 1996, the Company recognized cash basis interest income on these impaired loans of $35,000.

The level of non-performing loans and assets is heavily dependent upon local economic conditions. The March 31, 1996 total non-performing assets of $18,038,000 represents an increase of $1,947,000 or 12.1% over the total at December 31, 1995. The increase in non-performing assets is represented primarily by an increase in non-accrual loans, which in turn is primarily attributable to loans of a single customer, whose businesses were adversely affected by the severe winter weather conditions. There can be no assurance that non-performing assets will not continue to increase.

Investment Securities and Federal Funds Sold

Federal funds sold of $28,225,000 at March 31, 1996 represent a decrease of $33,075,000 from the balance at December 31, 1995. Most of this decline is attributable to the transfer of funds into the investment portfolio. Average Federal Funds sold of $38,458,000 during the first three months of 1996 represented 8.9% of total average interest earning assets, as compared to 4.3% during the first three months of 1995.

Total average investment securities of $123,187,000 for the first three months of 1996 represent 28.6% of total average interest-earning assets, as compared to 27.8% for the comparable 1995 period.

Total investment securities, which include securities classified as held-to-maturity and available-for-sale, of $135,744,000 at March 31, 1996 represent an increase of $19,532,000 or 16.8% over the balance at December 31, 1995. As mentioned above, this growth was funded from the transfer of funds from federal funds sold. There were no sales of securities available-for-sale during the first three months of 1996 or 1995.

Deposits

The March 31, 1996 total deposit balance of $427,386,000 represents a decrease of $2,295,000 or 0.5% over total deposits of $429,681,000 at December 31, 1995.
In addition to the decline, there was a change in the deposit mix during the first quarter of 1996. Non-interest bearing demand deposits, primarily business demand deposits, declined $14,114,000 while savings and interest bearing demand deposits increased $8,076,000 and time deposits of $100,000 or more increased $3,288,000.

Short Term Borrowings

Short-term borrowings represent federal funds purchased and securities sold under agreements to repurchase. The majority of these instruments have terms ranging from one to thirty days. These balances increased $490,000 to $1,272,000 at March 31, 1996 from the December 31, 1995 balance of $782,000.

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

Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of March 31, 1996 and December 31, 1995.

                                March 31, 1996   December 31, 1995
                                ---------------  ------------------
Cash and cash equivalents
  and securities maturing in
  one year to total assets                13.4%               22.1%
Net loans to total deposits               62.2%               60.4%

To assist in the management of its liquidity, the bank has available $22,000,000 in lines of credit for federal funds. However, none of these lines were in use during the first quarter of 1996.

In summary, managing the Bank's liquidity position involves a significant degree of analytical estimation and other objective factors. Although customer demand for funds, in the form of loans or deposit withdrawals, is largely dependent on general economic factors outside of the Bank's control, management believes that its present liquidity structure is adequate to meet such needs.


Liquidity of Bancorporation

Bancorporation's ability to meet its cash requirements, including dividend payments, is generally dependent upon the declaration and payment of dividends by the Bank to Bancorporation. Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1995, retained earnings of the Bank of $6,642,000 were available for payment of dividends to the parent company without regulatory approval. Additionally, at March 31, 1996 Bancorporation had $816,000 of cash for the purpose of paying operating costs and dividends. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in the Bank's inability to pay dividends to Bancorporation or could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make dividend payments and may be required to seek other sources of capital and liquidity, if available.

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

Companies that are asset sensitive (a positive gap) have more assets than liabilities subject to early repricing and these banks generally benefit in periods of rising interest rates, but generally suffer as rates decrease. Companies that are liability sensitive (a negative gap) generally benefit in periods of declining rates, but generally suffer as rates increase.

At March 31, 1996 the Company maintained negative sensitivity gaps of 72:1, 67:1 and 68:1 at the cumulative 3 month, 6 month and 12 month periods.

Management will continue to monitor the interest rate sensitivities of assets and liabilities in an effort to minimize interest rate exposure and maintain a relatively stable net interest spread.

Capital Adequacy

At March 31, 1996, the Company had total capital equal to 12.05% of risk-based assets which included tier one capital equal to 10.79% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At March 31, 1996, the Company had tier one capital equal to 7.33% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

At March 31, 1996, the Bank had total capital equal to 11.92% of risk-based assets, which included tier one capital equal to 10.65% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At March 31, 1996, the Company had tier one capital equal to 7.24% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

                         BROAD NATIONAL BANCORPORATION



PART 2 - OTHER INFORMATION
- --------------------------


4.  Submission of Matters to a Vote of Security Holders

    (a) The annual shareholders meeting of Broad National Bancorporation was held on April 18, 1996.

    (b) The Directors elected at this meeting were:



                                Affirmative  Withheld
                                   Votes     Authority
                                -----------  ---------

     Mr. Licinio Cruz             3,346,259      2,058
     Mr. John A. Dorman           3,346,259      2,058
     Mr. Arthur Fischman          3,346,259      2,058
     Mr. John J. Iannuzzi         3,346,259      2,058
     Mr. Donald M. Karp           3,346,259      2,058
     Mr. James J. Lazarus         3,345,229      3,088
     Mr. Edward J. Lenihan        3,346,259      2,058
     Mr. Stanley J. Lesnik        3,345,039      3,278
     Ms. Catherine McFarland      3,346,154      2,163
     Mr. Louis J. Owen            3,345,124      3,193
     Mr. A. Harold Schwartz       3,345,229      3,088
     Mr. Peter D. Sudler          3,345,039      3,278
     Mr. Hubert Williams          3,344,934      3,383


    (C) KPMG Peat Marwick LLP was appointed as the Corporation's independent auditors for the year ending December 31, 1996 by holders of shares of common stock, as follows:

        FOR              3,341,162
                         ---------
        AGAINST              4,828
                         ---------
        ABSTAIN              2,327
                         ---------


6.         Exhibits and Reports on Form 8-K
           --------------------------------

     (a) Exhibits

         Statements re: computation of per share earnings is part of this Form 10-Q as Exhibit I.

     (b) No report on Form 8-K has been filed during the three month period ended March 31, 1996.

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



                         BROAD NATIONAL BANCORPORATION
                         -----------------------------
                                  (registrant)



Date: May 10, 1996                       /s/ Donald M. Karp
                                         -------------------
                                             Donald M. Karp
                                             Chairman and CEO



                                         /s/ James Boyle
                                         -------------------
                                             James Boyle
                                             Treasurer

                         BROAD NATIONAL BANCORPORATION
                      Computation of Net Income Per Share
                                  (Unaudited)

                                                        THREE-MONTH PERIOD
                                                          ENDED MARCH 31
                                                      1996              1995
                                               ------------------  --------------
      PRIMARY:
      --------

Average number of common
   shares outstanding                                   3,852,249       2,884,358
Assumed exercise of options
   outstanding                                             80,039          19,641
                                                       ----------      ----------
   Average number of common shares and
   common share equivalents outstanding                 3,932,288       2,903,999
                                                       ----------      ----------
Net Income                                             $1,036,650      $1,007,958

Less:  Cumulative Preferred Dividends                           0         152,718
                                                       ----------      ----------
Net income available to common shareholders
                                                       $1,036,650      $  855,240
Primary earnings per common share                      ----------      ----------
                                                            $0.26      $     0.29
                                                       ==========      ==========

FULLY DILUTED:
- --------------

Average number of common shares of
   outstanding                                          3,852,249       2,884,358
   Assumed exercise of options outstanding                 88,422          23,857
   Assumed conversion of preferred shares                 385,221       1,351,672
                                                       ----------      ----------
   Adjusted average number of common shares             4,325,892       4,259,887
                                                       ----------      ----------
Net Income                                             $1,036,650      $1,007,958
                                                       ----------      ----------
Fully diluted earnings per common share                     $0.24      $     0.24
                                                       ==========      ==========

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Broad National Bancorporation:

We have reviewed the accompanying consolidated condensed statement of condition of Broad National Bancorporation and subsidiaries (the Company) as of March 31, 1996, and the related consolidated condensed statements of income, and cash flows for the three-month periods ended March 31, 1996 and 1995. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of the Company as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 1996, except as to Note 14, which is as of February 2, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.



/s/ KPMG Peat Marwick LLP



Short Hills, New Jersey
May 10, 1990

                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                         BROAD NATIONAL BANCORPORATION
                         -----------------------------


          The undersigned, Broad National Bancorporation, a New Jersey corporation, for the purpose of restating the Certificate of Incorporation of the corporation, in accordance with the New Jersey Business Corporation Act, does hereby make and execute this Restated Certificate of Incorporation and does hereby certify that:

           I.   The name of the corporation is Broad National Bancorporation.

          II. Resolutions setting forth the Restated Certificate of Incorporation of the corporation were duly adopted at a meeting of the board of directors of the corporation duly called and held on June 15, 1995, at which a quorum of the directors was at all times present.

          III. The Restated Certificate of Incorporation of the corporation approved by a resolution of the board of directors read as follows:

           FIRST.   The name of the corporation is:

                         Broad National Bancorporation

          SECOND.   The address of its current registered office in the state of
New Jersey is 905 Broad Street, Newark, Essex County, New Jersey 07102, and the name of its current registered agent at such address is Donald M. Karp.

          THIRD.   The total number of shares of all classes of stock which the corporation shall have authority to issue is 7,020,000 shares, divided into:

          5,500,000 shares of Common Stock, par value
          $1.00 per share;

          20,000 shares of Preferred Stock 1985 Class, par value $10.00 per share; and

          1,500,000 shares of Preferred Stock, par value $1.00 per share, to be divided into one or more series or classes of series as the corporation's board of directors may from time to time approve, as hereinafter set forth.

          Unless approved by at least two-thirds of the whole board of directors of the corporation then in office, no shares of the corporation's authorized but unissued Common Stock shall be issued by the corporation except (i) for the purposes of effecting the conversion of shares of Preferred Stock 1985 Class pursuant to subsection A.6 of this ARTICLE THIRD, (ii) for the purpose of paying dividends on the corporation's Common Stock, or (iii) for options granted and exercised under the corporation's Incentive Stock Option Plan and the corporation's Non-Statutory Stock Option Plan.

          Prior to the effectiveness of the amendment to this Certificate of Incorporation filed and recorded with the Secretary of State of New Jersey on December 2, 1992, the corporation was authorized to issue two classes of stock in the following amounts: (1) 3,128,148 shares of $5.00 par value Common Stock, of which 2,678,585 authorized shares were issued and outstanding, and (2) 20,000 shares of $10.00 par value Preferred Stock 1985 Class, of which 17,182 authorized shares were issued and outstanding.

          From and after the effectiveness of the amendment to this Certificate of Incorporation filed and recorded with the Secretary of State of New Jersey on December 2, 1992, each stock certificate formerly representing shares of the corporation's $5.00 par value Common Stock issued and outstanding shall, without further action by the corporation, represent the same number of shares of the corporation's $1.00 par value Common Stock.

          The board of directors of the corporation is authorized to divide the shares of Preferred Stock, par value $1.00 per share, into classes and into series of any class or classes, to determine the designation and the number of shares of any such class or series and to determine the relative rights, preferences and limitations of the shares of any such class or series, subject to complying with any requirements of the New Jersey Business Corporation Act with respect to making such divisions and determinations; provided, however, shares of Preferred Stock, par value $1.00 per share, shall possess no voting rights, and shall have no right to vote at any shareholders' meeting, except as required by law and except for such limited voting rights as are provided herein. The board of directors of the corporation is authorized to provide that, with respect to the shares of any class or series of Preferred Stock, par value $1.00 per share, whenever dividends payable on shares of any such class or series of Preferred Stock entitled thereto shall not have been paid in full, in an aggregate amount equal to six full quarterly dividends on the shares of such class or series of Preferred Stock then outstanding, the number of directors then constituting the board of directors of the corporation shall ipso facto be increased by two, and the holders of such class or series of Preferred Stock shall have the exclusive and special right, voting separately as a class, to elect two directors of the corporation to fill such newly created directorships. Whenever such right of the holders of any such class or series of Preferred Stock, par value $1.00 per share, shall have vested, such right may be exercised initially either at a special meeting of such shareholders, which special meeting shall be called by the board of directors of the corporation, or at any annual meeting of shareholders, and thereafter at annual meetings of shareholders. The right of the holders of any such class or series of Preferred Stock, par value $1.00 per share, voting separately as a class to elect members of the board of directors of the corporation as aforesaid shall continue until such time as all dividends accumulated on such class or series of Preferred Stock to the dividend payment date next preceding the date of any such determination have been paid in full, or declared and set apart in trust for payment, at which time the special rights of the holders of such class or series of Preferred Stock to vote separately as a class for the election of two directors shall terminate, subject to revesting in the event of each and every subsequent failure to make dividend payments in an aggregate amount equal to six full quarterly dividends as above provided, and the number of directors constituting the Board of Directors shall be reduced as provided accordingly.

          A.   The Preferred Stock 1985 Class
                ------------------------------

               1.   Voting Rights.  The holders of shares of the Preferred Stock
                    -------------
1985 Class shall possess no voting rights, and shall have no right to vote at any shareholders' meeting, except as otherwise required by law; provided, however, that in the event that the laws of the State of New Jersey expressly require a separate vote by class of the holders of Preferred Stock 1985 Class and of the holders of Common Stock in order to take the following actions, then the affirmative vote of the holders of two-thirds of the outstanding shares of Preferred Stock 1985 Class and of the holders of two-thirds of the outstanding shares of Common Stock shall be necessary to take such actions:

           (i) amend the Certificate of Incorporation in any respect which would be required under the laws of the State of New Jersey to be submitted to a vote at a meeting of the holders of shares of stock of the corporation;

           (ii) merge or consolidate the corporation with or into any other corporation or corporations;

           (iii)  dissolve or liquidate the corporation; or

           (iv) sell, lease, exchange or otherwise dispose of all, or substantially all, the assets of the corporation.

          2.        Liquidation.  In the event of a voluntary or involuntary
                    -----------
liquidation, dissolution or winding up of the corporation, the holders of shares of the Preferred Stock 1985 Class shall be paid, out of the net assets of the corporation, the liquidation value of the Preferred Stock 1985 Class before any distribution or payment is made to the holders of shares of the Common Stock.

          In case the net assets of the corporation remaining available for distribution to the holders of Preferred Stock 1985 Class are insufficient to pay the holders of all outstanding shares of Preferred Stock 1985 Class the full amounts to which they are entitled, the entire amount of such remaining net assets of the corporation shall be distributed to the holders of the Preferred Stock 1985 Class in proportion to the full amounts to which they are entitled.

          The liquidation value of each share of Preferred Stock 1985 Class shall be established by the corporation's board of directors in accordance with the laws of the State of New Jersey; provided, however, that in no event shall such liquidation value be established at an amount greater than the price per share at which such stock is issued.

          3.        Redemption.  The corporation, at its option, by resolution
                    ----------
of the board of directors, may from time to time redeem, as hereinafter provided, all or any part of the shares of Preferred Stock 1985 Class, at any time after December 31, 1992, at a per share redemption price in cash equal to the liquidation value per share as of the date of redemption; provided, however, that no shares of Preferred Stock 1985 Class as to which a notice of conversion shall have been received by the corporation prior to the redemption date specified in the notice of redemption may be redeemed.

          Written notice of such redemption shall be mailed by registered or certified mail at least 20 days before the date of redemption to each holder of record of shares of Preferred Stock 1985 Class to be redeemed at his last known post office address as shown by the stock record books of the corporation on a date not more than 30 days in advance of the date of redemption (which place shall be a bank in Newark, New Jersey).

          If such notice of redemption shall have been duly mailed as aforesaid and if the funds necessary for payment for the shares being redeemed shall have been deposited in trust with the bank which was named as the place of redemption to be applied to the redemption of Preferred Stock 1985 Class called for redemption, then from and after the later of (a) the date fixed for redemption, or (b) the date of such deposit, the redemption of the shares of the Preferred Stock 1985 Class so called shall be deemed to have been fully effected and all rights of the holders of such shares as shareholders of the corporation owning such shares of Preferred Stock 1985 Class shall cease and terminate, except only the right to receive the redemption price so deposited upon surrender of the certificate or certificates evidencing the shares of Preferred Stock 1985 Class so redeemed. All money so deposited shall, immediately following the date of such redemption and to the extent permitted by law, be deposited in a time deposit or savings account at the bank where such funds were deposited as aforesaid and any of such monies which are unclaimed at the end of five years from the date of such redemption shall be repaid to the corporation. Such holders of such shares of Preferred Stock 1985 Class so redeemed as shall not have received the price therefor prior to such repayment to the corporation shall thereafter look only to the corporation for payment thereof, without interest.

          4.        Dividends.  The holders of shares of Preferred Stock 1985
                    ---------
Class shall be entitled to receive, as and when declared by the board of directors, out of funds legally available therefor, dividends accrued from the date of issuance, at such rate and payable on such dates as shall be established by the board of directors in accordance with the laws of the State of New Jersey; provided, however, that the per annum dividend rate shall not exceed 12% of the liquidation value.

          5.        Restrictions on Dividends and on Sale of Preferred Stock
                    --------------------------------------------------------
1985 Class.  So long as any shares of the Preferred Stock 1985 Class are
- ----------
outstanding, the corporation shall not, without the consent given in person or by proxy, either in writing or at a meeting called for that purpose, of the holders of a majority of the outstanding shares of Preferred Stock 1985 Class, declare or pay any dividends on the Common Stock, or redeem, purchase or otherwise acquire any shares of the Common Stock unless there shall be no accumulated dividends in arrears as of the date of such payment, redemption, purchase or other acquisition.

                No shares of Preferred Stock 1985 Class shall be issued by the corporation after February 28, 1986.

          6.        Conversion.  Any holder of shares of Preferred Stock 1985
                    ----------
Class may at any time and from time to time at his option convert any or all of such shares into fully paid and nonassessable shares of Common Stock at such conversion rate as shall be established by the board of directors in accordance with the laws of the State of New Jersey; provided, however, that such conversion rate shall not be greater than one share of Common Stock received for each share of Preferred Stock 1985 Class surrendered for conversion. Such conversion rate established by the board of directors shall be subject to adjustment as hereinafter provided.

          Any such conversion of shares of Preferred Stock 1985 Class shall be effected by mailing, by registered or certified mail to the corporation at its principal executive office, written notice of election to convert shares of such stock at least 180 days in advance of the date on which the shares of such stock are to be converted, which notice of conversion shall specify the number of shares of stock to be converted and the number(s) of the certificate(s) representing such shares, and by surrendering the certificate(s) representing the shares to be converted on or before the date on which the shares are to be converted. In the event that any shares of Preferred Stock 1985 Class shall be called for redemption, pursuant to subsection A.3 of this ARTICLE THIRD, the right of conversion shall expire at the close of business on the redemption date specified in the notice of redemption unless a notice of conversion shall have been received prior to the redemption date.

          The shares of Preferred Stock 1985 Class which have been converted under this subsection A.6 of this ARTICLE THIRD shall be retired and shall not be held as an asset of the corporation.

          The conversion rate for shares of Preferred Stock 1985 Class established by the board of directors shall be subject to appropriate adjustments from time to time as may be necessary to prevent dilution or enlargement of the conversion right in the event of a stock dividend, stock split, reverse stock split, a merger or consolidation of the corporation with or into any other corporation or corporations, a reorganization or recapitalization of the corporation, or any event similar to any of the foregoing.

          The corporation shall at all times reserve and keep available, out of its authorized and unissued Common Stock, solely for the purpose of effecting the conversion of shares of Preferred Stock 1985 Class, such number of shares of Common Stock as shall from time to time be sufficient to effect the conversion of all shares of Preferred Stock 1985 Class then outstanding. The corporation shall from time to time, in accordance with the laws of the State of New Jersey, increase the authorized amount of its shares of Common Stock if at any time the number of shares of Common Stock remaining unissued shall not be sufficient to permit the conversion of all of the then outstanding shares of Preferred Stock 1985 Class.

          7.        Preemptive Rights.  Except as specifically provided by
                    -----------------
subsection C.8 of this ARTICLE THIRD, no holder of any shares of Preferred Stock 1985 Class shall be entitled as such, as a matter of right, to subscribe for or purchase any shares of stock of the corporation of any class, whether now or hereafter authorized or whether issued for cash, property or services or as a dividend or otherwise, or to subscribe for or purchase any obligations, bonds, notes, debentures, other securities or stock convertible into shares of stock of the corporation of any class or carrying or evidencing any right to purchase shares of stock of any class.

        B.  Common Stock
            ------------

          1.        Voting Rights.  Except as may be otherwise specifically
                    -------------
provided by law, holders of shares of Common Stock shall possess full voting rights and shall be entitled to one vote per share in all matters voted upon by the shareholders of the corporation, other than the election of directors, as to which cumulative voting shall prevail. At such election of directors, each holder of shares of Common Stock shall have the right to cast as many votes in the aggregate as shall equal the number of his shares of such stock multiplied by the number of directors to be elected at such election, and he may cast the whole number of such votes for one candidate or distribute them among two or more candidates.

          The affirmative vote of the holders of two-thirds of the outstanding shares of Common Stock shall be necessary to take the following actions, or, in the event that the laws of the State of New Jersey expressly require a separate vote by class of the holders of Common Stock and the holders of Preferred Stock 1985 Class in order to take such actions, then the affirmative vote of the holders of two-thirds of the outstanding shares of Common Stock and of the holders of two-thirds of the outstanding shares of Preferred Stock 1985 Class shall be necessary to take the following actions:

           (i) amend the Certificate of Incorporation in any respect which would be required under the laws of the State of New Jersey to be submitted to a vote at a meeting of the holders of shares of stock of the corporation;

           (ii) merge or consolidate the corporation with or into any other corporation or corporations;

           (iii)  dissolve or liquidate the corporation; or

           (iv) sell, lease, exchange or otherwise dispose of all, or substantially all, the assets of the corporation.

          2.        Liquidation.  In the event of a voluntary or involuntary
                    -----------
liquidation, dissolution or winding up of the corporation, the holders of shares of the Common Stock shall be entitled to receive, after the prior rights of the shares of the Preferred Stock 1985 Class have been satisfied, all of the remaining assets of the corporation available for distribution, if any.

          3.        Dividends.  Subject only to the prior rights of the
                    ---------
Preferred Stock 1985 Class, holders of shares of the Common Stock shall be entitled to dividends thereon, when, as and if declared by the board of directors, out of funds legally available therefor.

          The corporation shall at all times reserve and keep available, out of its authorized and unissued Common Stock, solely for the purpose of paying dividends on its Common Stock, all of the corporation's authorized and unissued Common Stock which is not reserved solely for the purpose of effecting the conversion of shares of Preferred Stock 1985 Class pursuant to the last paragraph of subsection A.6 of this ARTICLE THIRD.

          4.        Preemptive Rights.  Except as specifically provided by
                    -----------------
subsection C.8 of this ARTICLE THIRD, no holder of any shares of Common Stock shall be entitled as such, as a matter of right, to subscribe for or purchase any shares of stock of the corporation of any class, whether now or hereafter authorized or whether issued for cash, property or services or as a dividend or otherwise, or to subscribe for or purchase any obligations, bonds, notes, debentures, other securities or stock convertible into shares of stock of the corporation of any class or carrying or evidencing any right to purchase shares of stock of any class.

     C.    The Preferred Stock 1992 Class.
           ------------------------------

          1.        Designation.  The preferred stock created and authorized
                    -----------
hereby shall be designated as the "8-1/2% Cumulative Convertible Preferred Stock 1992 Class." The number of shares constituting the Preferred Stock 1992 Class shall be 690,000 and no more.

          2.        Voting Rights.  The holders of shares of the Preferred Stock
                    -------------
1992 Class shall possess no voting rights, and shall have no right to vote at any shareholders' meeting, except as otherwise required by law; provided, however, that:

           (a) whenever dividends payable on shares of Preferred Stock 1992 Class shall not have been paid in full, in an aggregate amount equal to six full quarterly dividends on such shares of Preferred Stock 1992 Class then outstanding, the number of directors then constituting the board of directors of the corporation shall ipso facto be increased by two, and the holders of such shares of Preferred Stock 1992 Class shall have the exclusive and special right, voting separately as a class with the holders of shares of any one or more class or series of Preferred Stock ranking on a parity with the Preferred Stock 1992 Class either as to payment of dividends or upon liquidation, dissolution or winding up and upon which like voting rights have been conferred and are exercisable, to elect two directors of the corporation to fill such newly created directorships; provided, however, that in no event shall the holders of such shares of Preferred Stock 1992 Class voting separately as a class as aforesaid have the right to elect more than two directors. Whenever such right of the holders of such shares of Preferred Stock 1992 Class shall have vested, such right may be exercised initially either at a special meeting of such shareholders, which special meeting shall be called by the board of directors of the corporation, or at any annual meeting of shareholders, and thereafter at annual meetings of shareholders. The right of the holders of such shares of Preferred Stock 1992 Class, voting separately as a class to elect members of the board of directors of the corporation as aforesaid shall continue until such time as all dividends accumulated on such shares of Preferred Stock 1992 Class to the dividend payment date next preceding the date of any such determination have been paid in full, or declared and set apart in trust for payment, at which time the special rights of the holders of such shares of Preferred Stock 1992 Class to vote separately as a class for the election of two directors shall terminate, subject to revesting in the event of each and every subsequent failure to make dividend payments in an aggregate amount equal to six full quarterly dividends as above provided, and the number of directors constituting the board of directors shall be reduced as provided accordingly; and

           (b) in the event that the laws of the State of New Jersey expressly require a separate vote by class of the holders of Preferred Stock 1992 Class, of the holders of Preferred Stock 1985 Class and of the holders of Common Stock in order to take the following actions, then the affirmative vote of the holders of a majority of the outstanding shares of Preferred Stock 1992 Class, of the holders of two-thirds of the outstanding shares of Preferred Stock 1985 Class, and of the holders of two-thirds of the outstanding shares of Common Stock shall be necessary to take such actions:

             (i) amend the Certificate of Incorporation in any respect which would be required under the laws of the State of New Jersey to be submitted to a vote at a meeting of the holders of shares of stock of the corporation;

             (ii) merge or consolidate the corporation with or into any other corporation or corporations;

             (iii) dissolve or liquidate the corporation; or

             (iv) sell, lease, exchange or otherwise dispose of all, or substantially all, the assets of the corporation.

          3.        Liquidation.  In the event of a voluntary or involuntary
                    -----------
liquidation, dissolution or winding up of the corporation, the holders of shares of the Preferred Stock 1992 Class shall be paid, out of the net assets of the corporation, the liquidation value of the Preferred Stock 1992 Class before any distribution or payment is made to the holders of shares of the Common Stock or any other shares of stock of the corporation ranking as to such distribution or payment junior to the Preferred Stock 1992 Class. No class or series of stock shall be issued which ranks senior to the Preferred Stock 1992 Class as to the distribution or payment of the liquidation value thereof without the affirmative vote of the holders of a majority of the outstanding shares of Preferred Stock 1992 Class.

          In the event the net assets of the corporation remaining available for distribution to the holders of shares of the Preferred Stock 1992 Class and any other shares of stock of the corporation ranking as to any such distribution on a parity with the Preferred Stock 1992 Class (including the Preferred Stock 1985 Class) are insufficient to pay the holders of all outstanding shares of Preferred Stock 1992 Class and of such other shares the full amounts to which they are entitled, the entire amount of such remaining net assets of the corporation shall be distributed to the holders of shares of the Preferred Stock 1992 Class and of such other shares in proportion to the full respective distributable amounts to which they are entitled.

          The liquidation value of each share of Preferred Stock 1992 Class shall be $10.00, plus any accumulated unpaid dividends thereon which are due as of the date of liquidation.

          4.        Redemption.  The corporation, at its option, by resolution
                    ----------
of the board of directors, may from time to time redeem, as hereinafter provided, all or any part of the shares of Preferred Stock 1992 Class, at any time after February 1, 1996, at a per share redemption price as set forth in the table below; provided, however, that no shares of Preferred Stock 1992 Class as to which a notice of conversion shall have been received by the corporation, and the certificate(s) representing such shares shall have been surrendered, prior to the redemption date specified in the notice of redemption may be redeemed. The redemption price of each share of Preferred Stock 1992 Class shall be as set forth in the following table, together in each case with accrued and unpaid dividends to the date fixed for redemption, if redeemed during the 12-month period beginning February 1 of the year indicated:

Year                                  Redemption Price
- ----                                  ----------------

               1996                             $10.60
               1997                              10.50
               1998                              10.40
               1999                              10.30
               2000                              10.20
               2001                              10.10
               2002 and thereafter               10.00

          Written notice of such redemption shall be mailed by registered or certified mail at least 60 days before the date of redemption to each holder of record of shares of Preferred Stock 1992 Class to be redeemed at his last known post office address as shown by the stock record books of the corporation. The notice of redemption shall state the redemption price and the date and place of redemption (which place of redemption shall be a bank in Newark, New Jersey).

          If such notice of redemption shall have been duly mailed as aforesaid and if the funds necessary for payment for the shares being redeemed shall have been deposited in trust with the bank which was named as the place of redemption to be applied to the redemption of Preferred Stock 1992 Class called for redemption, then from and after the later of (a) the date fixed for redemption, or (b) the date of such deposit, the redemption of the shares of the Preferred Stock 1992 Class so called shall be deemed to have been fully effected and all rights of the holders of such shares as shareholders of the corporation owning such shares of Preferred Stock 1992 Class shall cease and terminate, except only for the right to receive the redemption price so deposited upon surrender of the certificate or certificates evidencing the shares of Preferred Stock 1992 Class so redeemed. All money so deposited shall, immediately following the date of such redemption and to the extent permitted by law, be deposited in a time deposit or savings account at the bank where such funds were deposited as aforesaid and any of such monies which are unclaimed at the end of five years from the date of such redemption shall be repaid to the corporation. Such holders of such shares of Preferred Stock 1992 Class so redeemed as shall not have received the price therefor prior to such repayment to the corporation shall thereafter look only to the corporation for payment thereof, without interest. If less than all the outstanding shares of Preferred Stock 1992 Class are to be redeemed, the board of directors of the corporation shall select those to be redeemed pro rata, by lot or by a substantially equivalent method.

          If a dividend upon any share of Preferred Stock 1992 Class is past due, no shares of Preferred Stock 1992 Class shall be redeemed, except by means of a redemption pursuant to which all the outstanding shares of Preferred Stock 1992 Class are simultaneously redeemed, and the corporation shall not purchase or otherwise acquire any shares of the Preferred Stock 1992 Class, except pursuant to a purchase or exchange offer made on the same terms to all holders of the Preferred Stock 1992 Class.

          5.        Dividends.  The holders of shares of Preferred Stock 1992
                    ---------
Class shall be entitled to receive, as and when declared by the board of directors, out of funds legally available therefor, dividends accrued from the date of issuance, at the rate of $0.85 per share per annum (8-1/2%), and payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 1993, at such annual rate. Each such dividend shall be payable to holders of record as they appear on the stock record books of the corporation on such record date, not exceeding 60 days preceding the payment date thereof, as shall be fixed by the board of directors of the corporation. Dividends shall be cumulative from the date of original issue. Dividends payable on the Preferred Stock 1992 Class for any period greater or less than a full dividend period shall be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends payable on the Preferred Stock 1992 Class for each full dividend period shall be computed by dividing the annual dividend rate by four. Holders of shares of the Preferred Stock 1992 Class shall not be entitled to any dividend, whether payable in cash, property or securities, in excess of full cumulative dividends on the Preferred Stock 1992 Class. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments which may be in arrears. Dividends paid on shares of Preferred Stock 1992 Class in an amount less than the total amount of such dividends at the time accumulated and payable on such shares shall be allocated pro rata among all such shares at the time outstanding. No class or series of stock shall be issued which ranks senior to the Preferred Stock 1992 Class as to dividends without the affirmative vote of the holders of a majority of the outstanding shares of Preferred Stock 1992 Class.

          If there shall be outstanding shares of any other class or series of preferred stock of the corporation ranking junior to or on a parity with the Preferred Stock 1992 Class as to dividends (including the Preferred Stock 1985 Class), no full dividends shall be declared or paid or set apart for payment on any such other class or series for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on the Preferred Stock 1992 Class for all dividend payment periods terminating on or prior to the date of the payment of such full cumulative dividends. If dividends are not paid in full or are in arrears on the Preferred Stock 1992 Class and on any other class or series of preferred stock of the corporation ranking on a parity as to dividends with the Preferred Stock 1992 Class, all dividends declared upon all outstanding shares of the Preferred Stock 1992 Class and shares of such other class or series of preferred stock shall be declared pro rata so that the amount of dividends declared per share on the Preferred Stock 1992 Class and such other class or series of preferred stock shall in all cases bear to each other the same ratio that accrued and unpaid dividends per share on the Preferred Stock 1992 Class and such other class or series of preferred stock to the date of such dividend payment bear to each other.

          Unless full cumulative dividends on all outstanding shares of Preferred Stock 1992 Class shall have been paid or declared and set apart for payment for all past dividend payment periods, no dividends may be paid or declared and set apart for payment, or other distribution made (other than dividends or distributions in Common Stock, Preferred Stock 1985 Class or any other stock ranking junior to the Preferred Stock 1992 Class as to dividends or upon liquidation, dissolution or winding up) upon the Common Stock, the Preferred Stock 1985 Class or any other stock of the corporation ranking junior to the Preferred Stock 1992 Class as to dividends or upon liquidation, nor may the Common Stock, the Preferred Stock 1985 Class or any other stock of the corporation ranking junior to, or on a parity with, the Preferred Stock 1992 Class as to dividends or upon liquidation, be redeemed, purchased or otherwise acquired for any consideration (or any payment made to or made available for a sinking fund for the redemption of any shares of such stock) by the corporation (except for conversion of such junior or parity stock into, or exchange of such junior or parity stock for, stock ranking junior to the Preferred Stock 1992 Class as to dividends and upon liquidation).

          6.        Restrictions on Dividends and on Sale of Preferred Stock
                    --------------------------------------------------------
1992 Class.  So long as any shares of the Preferred Stock 1985 Class or of the
- ----------
Preferred Stock 1992 Class are outstanding, the corporation shall not declare or pay any dividends on the Common Stock, nor redeem, purchase or otherwise acquire any shares of the Common Stock unless there shall be no accumulated dividends in arrears on either the Preferred Stock 1985 Class or the Preferred Stock 1992 Class as of the date of such payment, redemption, purchase or other acquisition, except that the holders of a majority of the outstanding Preferred Stock 1985 Class and Preferred Stock 1992 Class then in arrears may consent to such payment, redemption, purchase or other acquisition, in person or by proxy, either in writing or at a meeting called for that purpose.

               No shares of Preferred Stock 1992 Class shall be issued by the corporation after March 31, 1993.

          7.        Conversion.  Any holder of shares of Preferred Stock 1992
                    ----------
Class may at any time and from time to time at his option convert any or all of such shares into fully paid and nonassessable shares of Common Stock at the conversion rate of 1.818 shares of Common Stock for each share of

Preferred Stock 1992 Class surrendered for conversion, subject to adjustment as hereinafter provided.

          Any such conversion of shares of Preferred Stock 1992 Class shall be effected by mailing by registered or certified mail to the corporation at its principal executive office written notice of election to convert shares of such stock at least 45 days in advance of the date on which the shares of such stock are to be converted, which notice of conversion shall specify the number of shares of stock to be converted, the number(s) of the certificate(s) representing such shares and the date on which the shares are to be converted, and by surrendering the certificate(s) representing the shares to be converted on or before the date on which the shares are to be converted. In the event that any shares of Preferred Stock 1992 Class shall be called for redemption, pursuant to subsection C.4 of this ARTICLE THIRD, the right of conversion with respect to such shares shall expire at the close of business on the redemption date specified in the notice of redemption (provided that no default by the corporation in the payment of the applicable redemption price (including any accrued and unpaid dividends) shall have occurred and be continuing on the date fixed for such redemption), unless a notice of conversion shall have been received, and the certificate(s) representing the shares to be converted shall have been surrendered, prior to such time.

          The shares of Preferred Stock 1992 Class which have been converted under this subsection C.7 of this ARTICLE THIRD shall be retired and shall not be held as an asset of the corporation.

          The holder of record of a share of Preferred Stock 1992 Class on a record date with respect to the payment of a dividend on the Preferred Stock 1992 Class shall be entitled to receive such dividend on such share of Preferred Stock 1992 Class on the corresponding dividend payment date notwithstanding the conversion thereof after such record date or default by the corporation in the payment of the dividend payable on such dividend payment date. No payment or adjustment is to be made on conversion for dividends accrued on the shares of Preferred Stock 1992 Class or for dividends on the Common Stock issued on conversion.

          The conversion rate is subject to adjustment in certain events, including: (i) the issuance of Common Stock as a dividend or distribution on any class of capital stock of the corporation; (ii) the combination, subdivision or reclassification of the Common Stock; (iii) the issuance to all holders of Common Stock of rights or warrants entitling them to subscribe for or purchase Common Stock at less than the then current market price (as defined below) of the Common Stock; or (iv) the distribution to all holders of Common Stock of (A) evidences of the corporation's indebtedness and/or (B) cash or other assets (including securities, but excluding the rights, warrants, dividends and distributions referred to above and any regular quarterly dividend payable solely in cash out of the retained earnings of the corporation that may from time to time be fixed by the board of directors). No such adjustment of less than 1% of the conversion price will be required; however, any such adjustment not made due to this limitation will be carried forward and taken into account in any subsequent adjustment. For purposes of this subsection C.7 of this ARTICLE THIRD, the term "current market price" shall mean (a) the average of the closing sale price per share of the Common Stock for the five trading days immediately preceding the date of issuance of such rights or warrants, if the Common Stock is then listed on the automated quotation system operated by the National Association of Securities Dealers, Inc. (NASDAQ), the American Stock Exchange or the New York Stock Exchange, or (b) the appraised fair market value of each share of Common Stock as determined by a reputable investment banking firm selected by the board of directors, if the Common Stock is not so listed.

          Fractional shares of Common Stock will not be delivered upon conversion of shares of Preferred Stock 1992 Class, but a cash adjustment will be paid in respect of such fractional interests, based on the then current market price of the Common Stock.

          In case of any consolidation or merger to which the corporation is a party other than a merger or consolidation in which the corporation is the continuing corporation, or in case of any sale or conveyance to another corporation of the property of the corporation as an entirety or substantially as an entirety, or in case of any statutory exchange of securities with another corporation, there shall be no adjustment to the conversion rate but the holder of each share of Preferred Stock 1992 Class then outstanding shall have the right thereafter to convert each such share into the kind and amount of securities, cash and other property which such holder would have owned or have been entitled to receive immediately after such consolidation, merger, sale, conveyance or exchange, had such share been converted immediately prior to the effective date of such consolidation, merger, sale, conveyance or exchange.

          The corporation shall at all times reserve and keep available, out of its authorized and unissued Common Stock, solely for the purpose of effecting the conversion of shares of Preferred Stock 1992 Class, such number of shares of Common Stock as shall from time to time be sufficient to effect the conversion of all shares of Preferred Stock 1992 Class then outstanding. The corporation shall from time to time, in accordance with the laws of the State of New Jersey, increase the authorized amount to its shares of Common Stock if at any time the number of shares of Common Stock remaining unissued shall not be sufficient to permit the conversion of all of the then outstanding shares of Preferred Stock 1992 Class.

          8.        Preemptive Rights.  Except as specifically provided by this
                    -----------------
subsection C.8 of this ARTICLE THIRD, no holder of any shares of Preferred Stock 1992 Class shall be entitled as such, as a matter of right, to subscribe for or purchase any shares of stock of the corporation of any class, whether now or hereafter authorized or whether issued for cash, property or services or as a dividend or otherwise, or to subscribe for or purchase any obligations, bonds, notes, debentures, other securities or stock convertible into shares of stock of the corporation of any class or carrying or evidencing any right to purchase shares of stock of any class.

          In the event the corporation hereafter issues additional shares of Common Stock or securities convertible into Common Stock, then each of the holders of Common Stock, Preferred Stock 1985 Class or Preferred Stock 1992 Class as of such record date (not exceeding 50 days preceding the date for the allotment of rights) as shall be fixed therefor by the board of directors shall have the preemptive right, without distinction as to class, to subscribe for and to purchase at the issue price fixed therefor by the board of directors an amount of such shares of Common Stock or securities convertible into Common Stock which bears the same proportion to the total amount then proposed to be issued as the total combined number of shares of Common Stock held by him on such record date plus the number of shares of Common stock into which all shares of Preferred Stock 1985 Class and of Preferred Stock 1992 Class held by him on such record date would be convertible, bears to the total number of shares of Common Stock which would be outstanding on such record date if all outstanding shares of Preferred Stock 1985 Class and of Preferred Stock 1992 Class had been converted into

Common Stock as of such record date; provided, however, that neither the holders of Common Stock, of Preferred Stock 1985 Class or of Preferred Stock 1992 Class shall have any preemptive right to subscribe for or to purchase additional (i) shares of Common Stock issued as dividends on any class of stock, (ii) shares of Common Stock issued upon conversion of either Preferred Stock 1985 Class or Preferred Stock 1992 Class of the corporation, (iii) shares of Common Stock issued as authorized by options granted under any stock option or other benefit plan of the corporation heretofore or hereafter approved by the corporation's shareholders, (iv) shares of Common Stock or securities convertible into Common Stock issued for the primary purpose of raising funds to be invested in any banking subsidiary of the corporation to provide such subsidiary with capital, or (v) shares of Common Stock or securities convertible into Common Stock issued for the primary purpose of increasing the corporation's equity capital or to retire indebtedness of the corporation, when in the case of issuance of shares under clause (iv) or (v) it is the judgment of at least three-fourths of the whole board of directors of the corporation then in office that such issuance is necessary or appropriate to satisfy any regulatory requirement then applicable to the corporation or such banking subsidiary or otherwise is, in the judgment of the board, desirable to permit the corporation or such banking subsidiary to favorably respond to concerns expressed by any governmental or regulatory authority with regard to any such regulatory requirement. A "regulatory requirement" is any current or proposed requirement of law, regulation, order, consent order, supervisory agreement, written directive or written request issued by any governmental authority. The board of directors by resolution may fix the period within which such right may be exercised, which period, however, shall extend for not less than seven days nor more than 31 days after notice of such right is mailed to the shareholders. Unless such right be exercised within such period, such right shall, upon the expiration of such period, be deemed to be terminated for all purposes in respect of the Common Stock, or securities convertible into Common Stock, then proposed to be issued.

          FOURTH.   The corporation shall not issue shares of stock except for money paid, labor done or property actually received; provided, however, that shares may be issued in consideration of valid, bona fide antecedent debts. No note or obligation given by any shareholder, whether secured by deed of trust, mortgage or otherwise, shall be considered as payment of any part of any share or shares, and no loan of money for the purpose of such payment shall be made by the corporation.

          FIFTH.   The number of directors to constitute the current board of directors of the corporation is 13. Thereafter the number of directors shall be fixed by, or in the manner provided in, the bylaws of the corporation. Any change in the number of directors shall be reported to the Secretary of State within 30 calendar days of such change, or within such other period, if any, as may then be required by law. Directors need not be shareholders unless the bylaws require them to be shareholders.

          The names and addresses of the persons who constitute the current board of directors, each of whom shall hold office until his or her successor shall have been elected and qualified, are as follows:

               Name                              Address
               ----                              -------

          Licinio Cruz              905 Broad Street
                                    Newark, New Jersey  07102

          John A. Dorman            905 Broad Street
                                    Newark, New Jersey  07102

          Arthur Fischman           905 Broad Street
                                    Newark, New Jersey  07102

          John J. Iannuzzi          905 Broad Street
                                    Newark, New Jersey  07102

          Donald M. Karp            905 Broad Street
                                    Newark, New Jersey  07102

          James J. Lazarus          905 Broad Street
                                    Newark, New Jersey  07102

          Edward J. Lenihan         905 Broad Street
                                    Newark, New Jersey  07102

          Stanley J. Lesnik         905 Broad Street
                                    Newark, New Jersey  07102

          Catherine McFarland       905 Broad Street
                                    Newark, New Jersey  07102

          Louis J. Owen             905 Broad Street
                                    Newark, New Jersey  07102

          A. Harold Schwartz        905 Broad Street
                                    Newark, New Jersey  07102

          Peter D. Sudler           905 Broad Street
                                    Newark, New Jersey  07102

          Hubert Williams           905 Broad Street
                                    Newark, New Jersey  07102

          SIXTH.   The duration of the corporation is perpetual.

          SEVENTH.   The corporation is formed for the following purposes and
shall have the following powers:

          (a) To provide financial and management consultation to banks and other businesses.

          (b) To engage in any activity within the purposes for which corporations may be organized under the "New Jersey Business Corporation Act." NJS 14A:1-1 et seq.

          In addition to the powers and privileges conferred upon the corporation by law and those incidental thereto, the corporation shall possess and may exercise all the powers and privileges which are necessary or convenient to the conduct, promotion or attainment of the business or purposes of the corporation. NJS 14A:1-1 et seq.

          EIGHTH.

          (a) Except as may be otherwise specifically provided by statute, or the Certificate of Incorporation or the bylaws of the corporation, as from time to time amended, all powers of management, direction and control of the corporation shall be, and hereby are, vested in the board of directors.

          (b) The original bylaws of the corporation shall be adopted by the board of directors at its organizational meeting. Thereafter, the bylaws of the corporation may from time to time be altered, amended or repealed, or new bylaws may be adopted, in any of the following ways: (i) by the affirmative vote, at any annual or special meeting of the shareholders, of the holders of two-thirds of the outstanding shares of stock of the corporation entitled to vote; or (ii) by resolution adopted by a majority of the full board of directors at a meeting thereof; or (iii) by unanimous written consent of all the shareholders or all the directors in lieu of a meeting; provided, however, that the power of the directors to alter, amend, suspend or repeal the bylaws or any portion thereof may be denied as to any bylaws or portion thereof enacted by the shareholders if at the time of such enactment the shareholders shall so expressly provide.

          (c) The corporation may agree to the terms and conditions upon which any director, officer, employee or agent accepts his office or position and in its bylaws or otherwise may agree to indemnify and protect any director, officer, employee or agent of the corporation, or any person who serves at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, to the extent permitted by the Certificate of Incorporation and laws of New Jersey.

          NINTH.

          (a) General.  In addition to and without limiting the rights to
              -------
indemnification and advancement of expenses specifically provided for in the other paragraphs of this ARTICLE NINTH, the corporation shall indemnify and advance expenses to each person who is or was a director or officer of the corporation or who is or was serving at the request of the corporation as a director, officer, employee or agent of any Other Enterprise (as hereafter defined) to the full extent permitted or authorized by the laws of the State of New Jersey as in effect on the date of the adoption of this ARTICLE NINTH and as may hereafter be amended.

          (b) Indemnification in Actions by Third Parties.  The corporation
              -------------------------------------------
shall indemnify each person who has been or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, investigative or appellate (other than an action by or in the right of the corporation) by reason of the fact that such person is or was an officer or director of the corporation or is or was serving at the corporation's request as a director, officer, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise ("Other Enterprise") against all liabilities and expenses, including, without limitation, judgments, amounts paid in settlement, attorneys' fees, ERISA excise taxes or penalties, fines and other litigation expenses actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful; provided, however, that the corporation shall not be required to indemnify or advance expenses to any such person or persons seeking indemnification or advancement of expenses in connection with an action, suit or proceeding initiated by such person unless the initiation of such action, suit or proceeding was approved in advance by the board of directors of the corporation. The termination of any such action, suit or proceeding by judgment, order, settlement, conviction or under a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding that he had reasonable cause to believe that such person's conduct was unlawful.

          (c) Indemnification in Derivative Actions.  The corporation shall
              -------------------------------------
indemnify each person who has been or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that such person is or was an officer or director of the corporation or is or was serving at the corporation's request as a director, officer, trustee, employee or agent of any Other Enterprise against amounts paid in settlement of actions or suits which the board of directors has determined are frivolous or not in the best interests of the corporation, incurred by such person in connection with the defense or settlement of such suit or action and against all expenses (including attorneys' fees) actually and reasonably incurred by such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification under this paragraph (c) shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged liable to the corporation unless and only to the extent that the court in which the action or suit is brought determines upon application that, despite the adjudication of liability and in view of all the circumstances of the case, the person is fairly and reasonably entitled to such indemnification.

          (d) Determination of Right to Indemnification.  Prior to indemnifying
              -----------------------------------------
a person pursuant to the provisions of paragraphs (b) and (c) of this ARTICLE NINTH, unless ordered by a court, the corporation shall determine that such person has met the specified standard of conduct entitling such person to indemnification as set forth under paragraphs (b) or (c) of this ARTICLE NINTH. Any determination that a person shall or shall not be indemnified under the provisions of paragraphs (b) or (c) of this ARTICLE NINTH shall be made by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding, or if such quorum is not obtainable, or even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion or by the shareholders, and such determination shall be final and binding upon the corporation; provided, however, that notwithstanding any other provision of this ARTICLE NINTH, to the extent permitted by law, in the event that such determination is adverse to the person or persons to be indemnified hereunder, such person or persons shall have the right to maintain an action in any court of competent jurisdiction against the corporation to determine whether or not such person or persons has met the requisite standard of conduct and is entitled to such indemnification hereunder. If such court action is successful and the person or persons is determined to be entitled to such indemnification, such person or persons shall be reimbursed by the corporation for all fees and expenses (including attorneys' fees) incurred in connection with any such action.

          (e) Advancement of Expenses.  To the extent permitted or authorized by
              -----------------------
the laws of the State of New Jersey, expenses (including attorneys' fees) actually and reasonably incurred by a person who may be entitled to indemnification hereunder in defending an action, suit or proceeding, whether civil, criminal, administrative, investigative or appellate, shall be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that he is not entitled to indemnification by the corporation. In no event shall any advance be made in instances where the board, stockholders or independent legal counsel reasonably determine that such person would not be entitled to indemnification hereunder.

          (f) Non-Exclusivity.  The indemnification and advancement of expenses
              ---------------
provided by this ARTICLE NINTH shall not be exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any statute, under the Certificate of Incorporation, bylaws, agreement, vote of shareholders or disinterested directors, policy of insurance or otherwise, both as to action in their official capacity and as to action in another capacity while holding their respective offices, and shall not limit in any way any right which the corporation may have to make additional indemnifications with respect to the same or different persons or classes of persons. The indemnification and advancement of expenses provided by, or granted pursuant to, this ARTICLE NINTH shall continue as to a person who has ceased to be a director or officer of the corporation and as to a person who has ceased serving at the corporation's request as a director, officer, employee or agent of any Other Enterprise and shall inure to the benefit of the heirs, executors, administrators and estate of such a person.

          (g) Insurance.  The corporation may purchase and maintain insurance on
              ---------
behalf of any person who is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director, officer, trustee, employee or agent of any Other Enterprise, against any liabilities asserted against such person and expenses incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the corporation would have the power to indemnify such person against such expenses and liabilities under the provisions of this section.

          (h) Vesting of Rights.  The rights granted by this ARTICLE NINTH shall
              -----------------
be vested in each person entitled to indemnification hereunder as a bargained-for, contractual condition of such person's acceptance of his election or appointment as a director or officer of the corporation and while this ARTICLE NINTH may be amended or repealed, no such amendment or repeal shall release, terminate or adversely affect the rights of such person under this ARTICLE NINTH with respect to any act taken or the failure to take any act by such person prior to such amendment or repeal or with respect to any action, suit or proceeding with respect to such act or failure to act filed after such amendment or repeal.

          (i) Definitions.  For purposes of this ARTICLE NINTH, references to:
              -----------

               (1) "the corporation" shall include, if and only if the board of directors shall determine, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees or agents, so that any person who is or was a director or officer of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, trustee, employee or agent of any Other Enterprise, shall stand in the same position under the provisions of this ARTICLE NINTH with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued;

               (2) "Other Enterprises" or "Other Enterprise" shall include employee benefit plans;

               (3) "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan;

               (4) "defense" shall include investigations of any threatened, pending or completed action, suit or proceeding, as well as appeals thereof, and shall also include any defensive assertion of a cross-claim or a counterclaim; and

          (5) "serving at the request of the corporation" shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries.

As referred to in this ARTICLE NINTH, a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the corporation." For the purpose of this ARTICLE NINTH, unless the board of directors of the corporation shall determine otherwise, any director or officer of the corporation who shall serve as an officer, director, employee or agent of any Other Enterprise of which the corporation, directly or indirectly, is a shareholder or creditor, or in which the corporation is in any way interested, shall be presumed to be serving as such director, officer, employee or agent at the request of the corporation. In all other instances where any person shall serve as a director, officer, employee or agent of any Other Enterprise, if it is not otherwise established that such person is or was serving as such director, officer, employee or agent at the request of the corporation, the board of directors of the corporation shall determine whether such person is or was serving at the request of the corporation, and it shall not be necessary to show any actual or prior request for such service, which determination shall be final and binding on the corporation and the person seeking indemnification.

          (j) Severability.  If any provision of this ARTICLE NINTH or the
              ------------
application of any such provision to any person or circumstance is held invalid, illegal or unenforceable for any reason whatsoever, the remaining provisions of this ARTICLE NINTH and the application of such provision to other persons or circumstances shall not be affected thereby and to the fullest extent possible the court finding such provision invalid, illegal or unenforceable shall modify and construe the provision so as to render it valid and enforceable as against all persons or entities and to give the maximum possible protection to persons subject to indemnification hereby within the bounds of validity, legality and enforceability. Without limiting the generality of the foregoing, if any person who is or was an officer or director of the corporation or any person who is or was serving at the request of the corporation as a director, officer, employee or agent of any Other Enterprise, is entitled under any provision of this ARTICLE NINTH to indemnification by the corporation for some or a portion of the judgments, amounts paid in settlement, attorneys' fees, ERISA excise taxes or penalties, fines or other expenses actually and reasonably incurred by such person in connection with any threatened, pending or completed action, suit or proceeding (including, without limitation, the investigation, defense, settlement or appeal of such action, suit or proceeding) but not, however, for all of the total amount thereof, the corporation shall nevertheless indemnify such person for the portion thereof to which such person is entitled.

          (k) Personal Liability.  Without limiting the generality of the
              ------------------
foregoing provisions of this ARTICLE NINTH, to the fullest extent permitted or authorized by the laws of the State of New Jersey, including without limitation the provisions of Chapter 35 of the 1987 New Jersey Session Laws as now in effect and as it may from time to time hereafter be amended, no director or officer of the corporation shall be personally liable to the corporation or to its shareholders for monetary damages for breach of fiduciary duty as a director or officer.

          TENTH.   Insofar as it is permitted under the laws of New Jersey and except as may be otherwise provided by the bylaws of the corporation, no contract or other transaction between the corporation and any other firm or corporation shall be affected or invalidated solely by reason of the fact that any director of officer of the corporation is interested in, or is a member, shareholder, director or officer of such other firm or corporation; and any director or officer of the corporation, individually or jointly with one or more other directors or officers of the corporation, may be a party to, or may be interested in, any contract or transaction of the corporation or in which the corporation is interested, and no such contract or transaction shall be invalidated thereby.

          ELEVENTH.   The directors shall have power to keep the books (except
any books required to be kept in the state of New Jersey, pursuant to the laws thereof) at any place within or without the state of New Jersey.

          TWELFTH.   The corporation shall be entitled to treat the registered
holder of any shares of the corporation as the owner of such shares and of all rights derived from such shares for all purposes. The corporation shall not be obligated to recognize any equitable or other claim to or interest in such shares or rights on the part of any other person, including, but without limiting the generality of the term "person," a purchaser, pledgee, assignee or transferee of such shares or rights, unless and until such person becomes the registered holder of such shares, and the foregoing shall apply whether or not the corporation shall have either actual or constructive notice of the interest of such person.

          THIRTEENTH.   The corporation reserves the right to alter, amend or
repeal any provision contained in its Certificate of Incorporation in the manner now or hereafter prescribed by the statutes of New Jersey, and all rights and powers conferred herein are granted subject to this reservation; and, in particular, the corporation reserves the right and privilege to amend its Certificate of Incorporation from time to time so as to authorize other or additional classes of shares (including preferential shares), to increase or decrease the number of shares of any class now or hereafter authorized, to establish, limit or deny to shareholders of any class the right to purchase or subscribe for any shares of stock of the corporation of any class, whether now or hereafter authorized or whether issued for cash, property or services or as a dividend or otherwise, or to purchase or subscribe for any obligation, bonds, notes, debentures or securities or stock convertible into shares of stock of the corporation or carrying or evidencing any right to purchase shares of stock of any class, and to vary the preferences, priorities, special powers, qualifications, limitations, restrictions and the special or relative rights or other characteristics in respect of the shares of each class, and to accept and avail itself of, or subject itself to, the provisions of any statutes of New Jersey hereafter enacted pertaining to general and business corporations, to exercise all the rights, powers and privileges conferred upon corporations organized thereunder or accepting the provisions thereof and to assume the obligations and duties imposed therein, upon the affirmative vote of the holders of the shares of stock of the corporation as provided in ARTICLE THIRD of this Certificate of Incorporation.

          IV. The Restated Certificate of Incorporation restates and integrates and does not substantively amend the provisions of the corporation's Certificate of Incorporation as theretofore amended or supplemented, and there is no substantive discrepancy between those provisions and the provisions of the restated articles.

          V. This restatement has been duly adopted in accordance with the provisions of Section 14A:9-5 of the New Jersey Business Corporation Act, as amended.

          IN WITNESS WHEREOF, this Restated Certificate of Incorporation has been executed on behalf of the corporation by its President and attested by its Secretary, and each of them does hereby affirm and acknowledge that this Restated Certificate of Incorporation is the act and deed of the corporation as of June 22, 1995.


                                    BROAD NATIONAL BANCORPORATION



                                    By /s/ John A. Dorman
                                      -------------------
                                    Name:  John A. Dorman
                                    Title: President


     (Corporate Seal)



     ATTEST:



     /s/ Fred S. Campo
     --------------------
     Name:  Fred S. Campo
     Title: Secretary

     STATE OF NEW JERSEY  )
                          )  ss.
     COUNTY OF ESSEX      )

               I, Margaret Nurnberger, a Notary Public, do hereby certify that on this 22nd day of June, 1995, John A. Dorman, personally came before me and this person acknowledged under oath, to my satisfaction, that (a) this person signed, sealed and delivered the foregoing certificate as President of the corporation named in the foregoing certificate; (b) the proper corporate seal was affixed; and (c) the foregoing was signed and made by the corporation as its voluntary act and deed by virtue of authority from its board of directors.


                                    /s/ Margaret Nurnberger
                                    ---------------------------
                                    Notary Public

     My Commission Expires:


          Margaret R. Nurnberger
          A Notary Public of New Jersey
          My Commission Expires June 3, 1998