Form 10-Q
period 1996-06-30
BROAD NATIONAL BANCORPORATION
filed 1996-08-14
CIK 703800

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30,1996       Commission File Number 0-16637



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


                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of July 31, 1996:

                   Common Stock, $1.00 par value - 4,252,191

                         BROAD NATIONAL BANCORPORATION

                   Index to Form 10-Q Financial Information
            For the Three Months and Six Months Ended June 30,1996
           ---------------------------------------------------------


                                                                 PAGE
                                                                 ----

PART 1 - FINANCIAL INFORMATION                                    3
- ------------------------------

Consolidated Statements of Condition
 as of June 30, 1996 and December 31, 1995                        4

Consolidated Statements of Income for the
 Three Month and Six Month Periods Ended June 30, 1996
 and 1995                                                         5

Consolidated Statements of Cash Flows for the Six
 Month Periods Ended June 30, 1996 and 1995                       7

Notes to Consolidated Financial Statements                        8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                             10


PART 2 - OTHER INFORMATION                                       20
- --------------------------

Items 1 to 5                           Not Applicable or Negative

Item 6                                                           20

Signatures                                                       21

Exhibit 1  - Computation of Net Income
             per Common Share                                    22

Exhibit 2  - Independent Auditor's Review Report of Interim
             Financial Information                               24

Exhibit 27 - Financial Data Schedule                             25


                         BROAD NATIONAL BANCORPORATION



PART 1 - FINANCIAL INFORMATION

The following consolidated financial statements of Broad National Bancorporation as of June 30, 1996 and December 31, 1995 as well as the three month and six month periods ended June 30, 1996 and 1995 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further clarification and understanding, these interim statements should be read in conjunction with the annual report on Form 10-K of Broad National Bancorporation for the year ended December 31, 1995.

The results of operations for the periods presented are not necessarily an indication of the results which can be expected for 1996.

The registrant's independent public accountants, KPMG Peat Marwick LLP, have performed a limited review of these interim statements in accordance with the standards for such reviews promulgated by the American Institute of Certified Public Accountants. See page 24 for their report on this limited review.

                BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                                (IN THOUSANDS)

                                                            JUNE 30,         DECEMBER 31,
                                                             1996               1995
                                                         -----------        ------------
                                                         (Unaudited)
ASSETS
- ------
CASH AND DUE FROM BANKS                                     $ 34,624            $ 25,810
FEDERAL FUNDS SOLD                                            33,850              61,300
SECURITIES HELD-TO-MATURITY
 (aggregate market value $79,941)
  and $59,948, respectively)                                  81,811              60,266
SECURITIES AVAILABLE-FOR-SALE                                 59,439              55,946
LOANS, Net of unearned income & deferred loan fees           280,882             267,130
  LESS -
    Allowance for possible loan losses                         7,804               7,402
- ----------------------------------------------------------------------------------------
      NET LOANS                                              273,078             259,728
- ----------------------------------------------------------------------------------------
PREMISES AND EQUIPMENT, net                                    9,300               9,418
ACCRUED INTEREST RECEIVABLE                                    3,354               2,819
OTHER ASSETS                                                   6,016               5,898
- ----------------------------------------------------------------------------------------
      TOTAL ASSETS                                          $501,472            $481,185
- ----------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
 Non-interest bearing demand                                $ 95,102            $102,207
 Savings and interest bearing demand                         229,332             220,058
 Time deposits less than $100,000                             85,649              86,509
 Time deposits of $100,000 or more                            48,328              20,907
- ----------------------------------------------------------------------------------------
      Total Deposits                                         458,411             429,681
SHORT-TERM BORROWINGS                                          1,000                 782
ACCRUED TAXES, INTEREST AND OTHER LIABILITIES                  6,571              16,193
- ----------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                      465,982             446,656
- ----------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock-1985 class, $10 par value,
 authorized and outstanding 0 shares at 6/30/96
 and 17,124 shares at 12/31/95                                     0                 171
8 1/2% Cumulative Convertible Preferred Stock-1992
 class, $1 par value, authorized and
 outstanding 0 shares at 6/30/96
 and 562,553 shares at 12/31/95                                    0                 563
Common stock, $1 par value, authorized
 5,500,000; outstanding 4,252,191 shares at 6/30/96
 and 3,059,203 shares at 12/31/95                              4,252               3,059
Capital surplus                                               22,737              23,145
Retained earnings                                              8,874               7,307
Unrealized (loss) gain on securities available-for-sale, net   (373)                 284
- ----------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                              35,490              34,529
- ----------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $501,472            $481,185
- ----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                   3 MONTH PERIOD ENDED         6 MONTH PERIOD ENDED
                                                   --------------------         --------------------
                                                          JUNE 30                      JUNE 30
                                                    1996          1995           1996          1995
                                                     (UNAUDITED)                   (UNAUDITED)
INTEREST INCOME
Interest and fees on loans                        $6,074         $6,124         $11,863        $12,217
Interest and dividends on investments -
 Taxable                                           2,098          1,630           3,887          3,276
 Exempt from federal income taxes                     13              3              30             12
Interest on federal funds sold                       289            643             798            894
- ------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                           8,474          8,400          16,578         16,399
- ------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Interest on savings & interest bearing
  demand deposits                                  1,250          1,323           2,449          2,487
 Interest on time certificates of
  deposit of $100,000 or more                        396            270             680            484
 Interest on other time deposits                     997          1,005           2,109          1,652
 Interest on short-term borrowings                    15             14              33            131
- ------------------------------------------------------------------------------------------------------
 TOTAL INTEREST EXPENSE                            2,658          2,612           5,271          4,754
- ------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                5,816          5,788          11,307         11,645
- ------------------------------------------------------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES                   225            120             450            220
- ------------------------------------------------------------------------------------------------------

INTEREST INCOME AFTER PROVISION FOR
 POSSIBLE LOAN LOSSES                              5,591          5,668          10,857         11,425
- ------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
 Service charges on deposit accounts               1,122            872           1,977          1,686
 Other income                                        231            228             448            424
 Gain on sale of loans held for sale                   0              3               0              6
Loss on sale of securities available-for-sale        (47)             0             (47)             0
- ------------------------------------------------------------------------------------------------------
 TOTAL NON-INTEREST INCOME                         1,306          1,103           2,378          2,116
- ------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
 Salaries and wages                                2,042          1,971           4,073          3,943
 Employee benefits                                   624            572           1,158          1,133
 Occupancy expense                                   450            492             924            964
 Furniture and equipment expense                     274            353             564            665
 Data processing fees                                255            277             523            555
 Legal fees                                          193            124             388            250
 Professional fees                                   324            228             465            413
 Postage, delivery and communication                 165            160             329            313
 FDIC and OCC assessments                             27            248              55            496
 Other real estate expense                           104              5             113             24
 Other expenses                                      618            655           1,184          1,360
- ------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSES                      5,076          5,085           9,776         10,116
- ------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                   3 MONTH PERIOD ENDED         6 MONTH PERIOD ENDED
                                                          JUNE 30                      JUNE 30
                                                    1996          1995           1996          1995
                                                       (UNAUDITED)                  (UNAUDITED)
INCOME BEFORE INCOME TAXES                             1,821        1,686          3,459         3,425
PROVISION FOR INCOME TAXES                               694          713          1,295         1,444
- ------------------------------------------------------------------------------------------------------
NET INCOME                                            $1,127         $973         $2,164        $1,981

- ------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK                 $1,127         $820         $2,164        $1,674

- ------------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING
  PRIMARY                                          4,314,948    2,924,790      4,119,222     2,913,660
  ASSUMING FULL DILUTION                           4,324,793    4,294,734      4,319,334     4,292,163

- ------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE

  PRIMARY EARNINGS PER COMMON SHARE                       $0.26        $0.28          $0.53         $0.57

  FULLY DILUTED EARNINGS PER COMMON SHARE                 $0.26        $0.22          $0.50         $0.46

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                        SIX  MONTH PERIOD ENDED JUNE 30
                                                              1996           1995
                                                            --------        -------
                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $  2,164        $ 1,981
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                  567            581
  Amortization of securities premium net                        (387)           107
  Amortization of deferred points and fees
   and deferral of loan origination costs                       (156)          (232)
  Provision for possible loan losses                             450            220
  Deferred tax (benefit) expense                                (371)            61
  Decrease in accrued taxes
   interest, and other liabilities                            (9,622)        (1,134)
 Gain on sale of loans held for sale                               0             (6)
 Loss on sale of securities available-for-sale                    47              0
 Loss on sale of other real estate owned                          96              9
 (Increase) decrease in accrued interest receivable             (535)             1
 Other Net                                                       557           (437)
- -----------------------------------------------------------------------------------
 Net cash (used in) provided by operating activities        $ (7,190)       $ 1,151
- -----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of other real estate owned          $    292        $   166
 Net (increase) decrease in loan balances                    (13,194)         4,269
 Proceeds from sale of loans held for sale                         0            663
 Proceeds from maturities of securities
  held-to-maturity                                             4,707          3,512
 Proceeds from maturities of securities
  available-for-sale                                          10,448            538
 Proceeds from the sale of securities
  available-for-sale                                          14,703              0
 Purchase of securities held-to-maturity                     (26,479)        (1,546)
 Purchase of securities available-for-sale                   (29,878)        (2,015)
 Capital expenditures                                           (449)          (561)
- -----------------------------------------------------------------------------------
 Net cash (used in) provided by investing activities        $(39,850)       $ 5,026
- -----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in certificates of deposit                    $ 26,561        $30,196
 Net increase in demand deposit, savings
  and interest bearing demand accounts                         2,169         13,001
 Net increase in short-term borrowings                           218          1,228
 Issuance of common stock                                         98              0
 Redemption of preferred stock                                   (47)             0
 Dividends paid                                                 (595)          (536)
- -----------------------------------------------------------------------------------
 Net cash provided by financing activities                    28,404        $43,889
- -----------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        $(18,636)       $50,066
CASH AND CASH EQUIVALENTS, beginning of period                87,110         38,295
- -----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                    $ 68,474        $88,361
- -----------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for
  Interest                                                  $  5,752        $ 4,079
  Taxes                                                     $  1,639        $ 1,687
- -----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)



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

     On April 8, 1996, the Company completed the redemption of the remaining, 68,334 shares of the 1992 Preferred Stock. In lieu of redemption, 64,901 shares of 1992 Preferred Stock were converted into 123,867 shares of common stock. The remaining 3,433 shares of 1992 Preferred Stock were redeemed at the price of $10.60 per share, for a total redemption price of $36,390. Cash was paid for fractional shares resulting from conversion.

(4)  Reclassification -

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1996 presentation.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996
- --------------------------------


                                    SUMMARY
                                    -------

The Company reported net income of $1,127,000 or $0.26 per fully diluted common share for the second quarter of 1996 compared to net income of $973,000 or $0.22 per fully diluted common share for the second quarter of 1995.

For the first six months of 1996, the Company reported net income of $2,164,000 or $0.50 per fully diluted common share, compared to net income of $1,981,000 or $0.46 per fully diluted common share for the first half of 1995.

Total assets of $501,472,000 at June 30,1996 represent an increase of $20,287,000 or 4.2% from the December 31, 1995 balance of $481,185,000. Loans, net of unearned income and deferred loan fees, increased $13,752,000 or 5.1% to $280,882,000 during the first six months of 1996. Total deposits increased $28,730,000 or 6.7% to $458,411,000 during the first six months of 1996.

Total shareholders' equity increased $961,000 during the first six months of 1996 as the result of net income of $2,164,000 and the proceeds of $98,000 from the exercise of stock options, offset by dividends declared to shareholders of $597,000, the redemption of preferred stock of $47,000 and a net decrease of $657,000 in the unrealized gain (loss) on securities available-for-sale.

The Company's annualized return on average assets and annualized return on average shareholders' equity were .92% and 12.38%, respectively, for the first six months of 1996, compared to annualized returns of .89% and 12.58%, respectively, for the comparable 1995 period.

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

(4) Annualized

                              NET INTEREST INCOME
                           SIX Months Ended JUNE 30
                            (Dollars in Thousands)

                                                                1996                                      1995
                                                              --------                                  --------
                                                Average       Interest      Average       Average       Interest      Average
                                                Balance       and Fees      Rate (4)      Balance       and Fees      Rate (4)
                                                --------      --------      --------      --------      --------      --------
ASSETS

Federal Funds Sold                              $ 30,340      $    798          5.20%     $ 30,102      $    894          5.91%
                                               ---------      --------      --------      --------      --------      --------
Investment Securities
   U.S. Treasury                                  18,065           563          6.23        22,558           680          6.03
   U. S. Government Agencies                     110,111         3,250          5.90        85,567         2,561          5.99
   States and political subdivisions (1)           1,667            51          6.12         1,556            48          6.17
   Other Bonds                                     1,932            67          6.94           373            11          5.90
                                                --------      --------      --------      --------      --------      --------

Total Investment Securities                      131,775         3,931          5.97 (2)   110,054         3,300          6.00 (2)
                                                --------      --------      --------      --------      --------      --------
Loans
   Mortgage                                      145,328         6,106          8.40       135,181         6,131          9.07
   Installment                                    35,411         1,647          9.35        35,350         1,709          9.75
   Commercial                                     92,008         4,067          8.89        96,100         4,327          9.08
   State and political subdivisions (1)            1,058            65         12.29         1,182            74         12.52
                                                --------      --------      --------      --------      --------      --------

Total Loans                                      273,805        11,885          8.73       267,813        12,241          9.22
                                                --------      --------      --------      --------      --------      --------

Total interest earning assets                    435,920      $ 16,614          7.66% (2)  407,969      $ 16,435          8.12% (2)
                                                --------      --------      --------      --------      --------      --------

Less - Allowance for possible loan losses          7,556                                     7,528
All other assets                                  45,975                                    46,853
                                                --------                                  --------

Total Assets                                    $474,339                                  $447,294
                                                --------                                  --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Time Deposits
   Savings and interest bearing
      demand deposits                           $224,661      $  2,449          2.19%     $221,170      $  2,487          2.27%
   Certificate of Deposits
      Under $100,000                              83,876         2,109          5.06        71,310         1,652          4.67
      Over $100,000                               27,571           680          4.96        19,365           484          5.04
                                                --------      --------      --------      --------      --------      --------

Total Time Deposits                              336,108         5,238          3.13       311,845         4,623          2.99
Short term borrowings                              1,301            33          5.02         4,612           131          5.65
                                                --------      --------      --------      --------      --------      --------

Total Interest Bearing Liabilities               337,409      $  5,271          3.14%      316,457      $  4,754          3.03%
                                                --------      --------      --------      --------      --------      --------

Other liabilities                                  7,781                                     6,094
Demand deposits                                   93,997                                    93,000
Shareholders' equity                              35,152                                    31,743
                                                --------                                  --------
Total liabilities and
   shareholders' equity                         $474,339                                  $447,294
                                                --------                                  --------


NET INTEREST INCOME; NET INTEREST SPREAD                      $ 11,343          4.52%                   $ 11,681          5.09%
NET INTEREST MARGIN                                                             5.23% (3)                                 5.77% (3)

Rate/Volume Analysis Of Net Interest Income
- -------------------------------------------

The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the six months ended June 30, 1996 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.

                                         Increase (Decrease) Due to a
                                                Change in the
                                       -----------------------------------------
                                       Average Balance  Average Rate     Total
                                       ---------------  ------------   ---------
                                                  (Dollars in Thousands)
Interest Earned on:
  Loans                                        $  275        $ (631)    $ (356)
  Investment securities                           651           (20)       631
  Federal funds sold                                7          (103)       (96)
                                                ------        ------     ------
  Total interest income                        $  933        $ (754)    $  179
                                                ------        ------     ------
Interest paid on:
  Savings and interest
   bearing demand deposits                     $   44        $  (82)    $  (38)
  Certificates of deposit:
          Under $100,000                          310           147        457
          Over  $100,000                          206           (10)       196
Short term borrowings                             (84)          (14)       (98)
                                                ------        ------     ------
Total Interest expense                         $  476        $   41     $  517
                                                ------        ------     ------
Change in net interest income                  $  457        $ (795)    $ (338)
Percent decrease in net interest                ------        ------     ------
 income over the prior period                                            (2.89)%
                                                                         ------




Total tax equivalent interest income of $16,614,000 for the first six months of 1996 represents an increase of $179,000 or 1.1% over total tax equivalent interest income of $16,435,000 for the comparable 1995 period. This improvement is primarily due to an increase of $27,951,000 in the average balance of total interest earning assets for the first six months of 1996 as compared to the first six months of 1995. This increase in average balances is reflected primarily in total investment securities, which average balance for the first half of 1996 is $21,721,000 higher than for 1995, and to a lesser extent in loans, which average balance for the first half of 1996 is $5,992,000 higher than for 1995. The increase in the average balance of interest earning assets resulted in a $933,000 increase in total tax equivalent interest income. However, a decline of 46 basis points in the average rate earned on total interest earning assets resulted in a decrease of $754,000 in total tax equivalent interest income, offsetting all but $179,000 of the $933,000 increase in total tax equivalent interest income resulting from the increased average balance of total interest earning assets. Decreases in the federal funds rate and the prime rate are the primary reasons for the decline in the average rates earned on total interest earning assets.

Total interest expense of $5,271,000 for the first six months of 1996 was $517,000 or 10.9% higher than the comparable prior year period. An increase in the average balance of interest bearing liabilities, and to a lesser extent, an increase in the average rate paid on interest bearing liabilities, contributed to the increase in total interest expense. The average balance of total interest bearing liabilities for the first six months of 1996 increased $20,952,000 or 6.6% as compared to 1995, and resulted in an increase of $476,000 in total interest expense. The most significant component of the increase in total interest expense is represented by certificates of deposit under $100,000, for which interest expense for the first six months of 1996 was $457,000 higher than for the first six months of 1995. The average balance of certificates of deposit under $100,000 was $12,566,000 higher for the first half of 1996 as compared to the first half of 1995, and contributed $310,000 to the increase in total interest expense. The average rate paid on these certificates of deposit during the first six months of 1996 was 39 basis points higher than the comparable prior year period, contributing $147,000 to the increase in total interest expense. The increase in the average balance of certificates of deposit resulted from the bank's efforts, subsequent to the first quarter of 1995, to increase its deposit base and reduce its reliance on borrowed funds, which borrowed funds balance had been as high as $21,345,000 during the first quarter of 1995. The increase in the average rate is the result of the need to pay higher rates in order to attract these additional deposits.

Tax equivalent net interest income for the first six months of 1996 was $338,000 or 2.9% lower than for the first six months of 1995, and the net interest margin for the first half of 1996 was 54 basis points lower than the comparable 1995 period. This decline is attributable to the decline in the average rate earned on interest earning assets, coupled with the increase in the average balance and the cost of interest bearing liabilities.

PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------

In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the loan portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $450,000 for the first six months of 1996 compared to $220,000 for the comparable 1995 period. The increase in the provision for possible loan losses is attributable to the increase in non-performing loans during the first six months of 1996. In this regard, management is continuing to explore alternatives for the possible improvement of the Bank's asset quality ratios (see Asset Quality). These efforts may result in further increases to the loan loss provision during the remaining six months of 1996. Actual net loan charge-offs for the first six months of 1996 were $48,000 or 0.04% (annualized) of average total loans, as compared to net loan charge-offs of $388,000 or 0.28% (annualized) of average total loans for the comparable 1995 period.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
- ---------------------------------------------

Total non-interest income of $2,378,000 for the first six months of 1996 was $262,000 or 12.4% higher than the year-ago period. This increase is the result of service charges on deposit accounts which were $291,000 or 17.3% higher than the comparable prior year period, primarily due to an increase in the application of certain deposit fees to the deposit base of accounts. Non-interest income for the first six months of 1996 includes a loss of $47,000 from
the sale of securities available-for-sale.   There were no similar sales, or
gains or losses, during the first six months of 1995.

Total non-interest expense of $9,776,000 for the first six months of 1996 was $340,000 or 3.4% lower than the comparable 1995 period. The most significant components of this decrease are FDIC and OCC assessments, furniture and equipment expenses and other expenses. FDIC and OCC assessments are $441,000 or 88.9% lower than the prior year period as the result of the reduction of the deposit insurance assessment by the FDIC. The decline of $101,000 or 15.2% in furniture and equipment expense is primarily attributable to the reduction of equipmental rental costs resulting from the Company's decision to purchase rather than lease its personal computer equipment. Other expenses of $1,184,000 for the first half of 1996 are $176,000 or 12.9% lower than the comparable prior year period primarily due to decline in expenses associated with a data processing conversion. These expense reductions were partially offset by increases in legal fees, professional fees and other real estate expense. The increase of $138,000 or 55.2% in legal fees is primarily the result of increased legal expenses associated with the Bank's problem loans. The increase of $89,000 in other real estate expense is due to expenses and a loss resulting from the sale of an OREO property during the second quarter of 1996. The increase in professional fees is primarily due to an acceptance fee paid to an outside consulting firm which will manage a reengineering project for the Bank. This project is designed to enhance non-interest income, reduce non-interest expense and improve customer service. It is anticipated that this project will last approximately six months, and the costs associated with this project, estimated to be $600,000, will be absorbed by the Bank over the remaining six months of 1996. Because of the time lag required to implement the revenue enhancement and expense reduction recommendations resulting from this project, management does not believe that any benefits which may be realized from this project during the next six months will be sufficient to fully offset the costs and any one-time charges which may be associated with this project during the remainder of 1996.

FINANCIAL CONDITION
- -------------------

Loans

Total loans, net of unearned income and deferred loan fees, of $280,882,000 at June 30, 1996 represent an increase of $13,752,000 or 5.1% from the December 31, 1995 balance of $267,130,000. The most significant components of the increase in loan balances were an increase of $7,815,000 or 6.4% in commercial mortgages and an increase of $2,863,000 or 23.1% in consumer loans. For the first six months of 1996, average loans of $273,805,000 represented 62.8% of total average interest earning assets, as compared to 65.6% of total average interest earning assets for the first six months of 1995.

Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the periods presented. Also presented are certain key ratios regarding the allowance.

                                       Six Months             Six Months
                                         Ended                  Ended
                                      June 30,1996           June 30,1995
                                      ------------           ------------
                                               (Dollars In Thousands)
Balance, beginning of period              $  7,402               $  7,602
Provision charged to operations                450                    220
Loans charged off                             (519)                (1,284)
Recoveries of charged-off loans                471                    896
                                          --------               --------
Balance, end of period                    $  7,804               $  7,434
                                          --------               --------

Average gross loans outstanding
 during period.......................     $273,805               $267,813
                                          --------               --------
Total gross loans at period end......     $280,882               $262,275
                                          --------               --------
Net loans charged-off................     $     48               $    388
                                          --------               --------
Ratio of net loans charged-off to
  average loans outstanding
    during period (annualized).......        0.04%                  0.28%
                                             -----                 ------
Allowance for possible loan losses as
  a percentage of total gross loans..        2.78%                  2.83%
                                             -----                 ------

The amount of allowance applicable to non-classified loans was $4,244,000 and $3,778,000 at June 30, 1996 and December 31, 1995, respectively.

Asset Quality

Non-performing assets consist of (i)non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

The following table reflects the components of non-performing assets at June 30, 1996 and December 31, 1995:

                                     June 30, 1996        December 31, 1995
                                     --------------       ------------------
                                            (Dollars In Thousands)

Past due 90 days or more:
  Mortgage.......................        $ 1,945             $ 1,938
  Commercial.....................          1,672               1,167
  Installment....................             19                  18
                                         -------             -------
     Total.......................        $ 3,636             $ 3,123
                                         -------             -------

Non-accrual loans:
  Mortgage.......................        $ 6,067             $ 4,042
  Commercial.....................          3,998               3,049
  Installment....................              0                   0
                                         -------             -------
     Total.......................        $10,065             $ 7,091
                                         -------             -------
Total non-performing loans.......        $13,701             $10,214
Restructured loans (excluding
 amounts classified as
 non-performing loans)...........          3,970               5,105


Other real estate owned,
  net of reserve.................            689                 772
                                         -------             -------
Total non-performing assets......        $18,360             $16,091
                                         -------             -------

Non-performing loans as a
   percent of total gross loans..          4.88%               3.82%
                                         -------             -------
Non-performing loans as a
   percent of total assets.......          2.73%               2.12%
                                         -------             -------
Non-performing assets as a
  percent of loans and other
  real estate owned..............          6.52%               6.00%
                                         -------             -------
Allowance for possible loan
  losses.........................        $ 7,804             $ 7,402
                                         -------             -------
Allowance for possible loan
  losses as a percent of
  non-performing loans...........         56.96%              72.47%
                                         -------             -------

In addition to the non-performing and restructured loans as of June 30, 1996 and December 31, 1995, the Company had classified an additional $3,397,000 and $4,932,000, respectively, as substandard loans. A loan loss reserve has been allocated to such loans in accordance with the Company's policies.

At June 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS 114 was $10,696,000 for which the related allowance for credit losses is $309,000. The impaired loan portfolio is primarily collateral dependent, as defined by SFAS 114. The change in the allowance for impaired loans during the first six months of 1996 represented a recovery of $461,000. The average recorded investment in impaired loans during the first six months of 1996 was approximately $8,880,200. For the first six months of 1996, the Company recognized cash basis interest income on these impaired loans of $59,000.

The level of non-performing loans and assets is heavily dependent upon local economic conditions. The June 30, 1996 total non-performing assets of $18,360,000 represents an increase of $2,269,000 or 14.1% over the total at December 31, 1995. The increase in non-performing assets is represented primarily by an increase in non-accrual loans, which in turn is primarily attributable to loans of a single customer, whose businesses were adversely affected by the severe winter weather conditions. There can be no assurance that non-performing assets will not continue to increase.

Management is continuing to explore alternatives for the possible improvement of the Company's asset quality ratios. These efforts may result in increased loan chargeoffs and increased provisions for possible loan losses during the remaining six months of 1996.

Investment Securities and Federal Funds Sold

Federal funds sold of $33,850,000 at June 30, 1996 represent a decrease of $27,450,000 from the balance at December 31, 1995. Most of this decline is attributable to the transfer of funds into the investment portfolio. Average Federal Funds sold of $30,340,000 during the first six months of 1996 represented 7.0% of total average interest earning assets, as compared to 7.4% during the first six months of 1995.

Total average investment securities of $131,775,000 for the first six months of 1996 represent 30.2% of total average interest-earning assets, as compared to 27.0% for the comparable 1995 period.

Total investment securities, which include securities classified as held-to-maturity and available-for-sale, of $141,250,000 at June 30, 1996 represent an increase of $25,038,000 or 21.5% over the balance at December 31, 1995. As mentioned above, this growth was funded from the transfer of funds from federal funds sold. During the second quarter of 1996, the Company incurred a loss of $47,000 on the sale of $14,750,000 of securities available-for-sale. The proceeds from the sale were reinvested in higher yielding securities in an effort to improve the overall yield of the investment portfolios. There were no sales of securities available-for-sale during the first six months of 1995.

Deposits

The June 30, 1996 total deposit balance of $458,411,000 represents an increase of $28,730,000 or 6.7% over total deposits of $429,681,000 at December 31, 1995.
The most significant factor contributing to this increase in total deposits is time deposits of $100,000 or more, which are $27,421,000 higher at June 30, 1996 than at December 31, 1995. $25,000,000 of the $27,421,000 increase is represented by a single short-term deposit of a municipal depositor. The Company does not anticipate retaining this $25,000,000 time deposit on a long term basis.

Short Term Borrowings

Short-term borrowings represent federal funds purchased and securities sold under agreements to repurchase. The majority of these instruments have terms ranging from one to thirty days. These balances increased $218,000 to $1,000,000 at June 30, 1996 from the December 31, 1995 balance of $782,000.

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

Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of June 30, 1996 and December 31, 1995.

                                  June 30, 1996        December 31, 1995
                                  --------------       ------------------
Cash and cash equivalents
  and securities maturing in
  one year to total assets               13.7%               22.1%
Net loans to total deposits              59.6%               60.4%

To assist in the management of its liquidity, the bank has available $24,000,000 in lines of credit for federal funds. However, none of these lines were in use during the first six months of 1996.

In summary, managing the Bank's liquidity position involves a significant degree of analytical estimation and other objective factors. Although customer demand for funds, in the form of loans or deposit withdrawals, is largely dependent on general economic factors outside of the Bank's control, management believes that its present liquidity structure is adequate to meet such needs.

Liquidity of Bancorporation

Bancorporation's ability to meet its cash requirements, including dividend payments, is generally dependent upon the declaration and payment of dividends by the Bank to Bancorporation. Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1995, retained earnings of the Bank of $6,642,000 were available for payment of dividends to the parent company without regulatory approval. Additionally, at June 30, 1996 Bancorporation had $549,000 of cash for the purpose of paying operating costs and dividends. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in the Bank's inability to pay dividends to Bancorporation or could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make dividend payments and may be required to seek other sources of capital and liquidity, if available.

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

At June 30, 1996 the Company maintained negative sensitivity gaps of 75:1, 67:1 and 66:1 at the cumulative 3 month, 6 month and 12 month periods.

Management will continue to monitor the interest rate sensitivities of assets and liabilities in an effort to minimize interest rate exposure and maintain a relatively stable net interest spread.

Capital Adequacy

At June 30, 1996, the Company had total capital equal to 12.08% of risk-based assets which included tier one capital equal to 10.81% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At June 30, 1996, the Company had tier one capital equal to 7.30% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

At June 30, 1996, the Bank had total capital equal to 12.03% of risk-based assets, which included tier one capital equal to 10.76% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At June 30, 1996, the Company had tier one capital equal to 7.27% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

          *              *               *              *

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward looking statements that involve risks and uncertainties, including risks and uncertainties associated with quarterly fluctuations in results, the impact of changes in interest rates on the Bank's net interest income, the quality of the Bank's loans and other assets and the credit risk associated with lending activities, the fluctuations in the general economic and real estate climate in the Bank's primary market area of New Jersey, the impact of competition from other banking institutions and financial service providers and the increasing consolidation of the banking industry, the enforcement of federal and state bank regulations and the effect of changes in such regulations, and other risks and uncertainties detailed from time to time in the Company's SEC reports. Actual results may vary materially from those expressed in any forward-looking statements herein.

                         BROAD NATIONAL BANCORPORATION



PART 2 - OTHER INFORMATION
- --------------------------



6.   Exhibits and Reports on Form 8-K
     --------------------------------

(a) Exhibits

    Statements re: computation of per share earnings is part of this Form 10-Q as Exhibit I.

(b) No report on Form 8-K has been filed during the three month period ended June 30, 1996.

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



                         BROAD NATIONAL BANCORPORATION
                         -----------------------------
                                  (registrant)



Date: August 12, 1996                        /s/ Donald M. Karp
                                             --------------------
                                             Donald M. Karp
                                             Chairman and CEO




                                             /s/ James Boyle
                                             --------------------
                                             James Boyle
                                             Treasurer

                         BROAD NATIONAL BANCORPORATION
                      Computation of Net Income Per Share
                                  (Unaudited)

                                                     THREE-MONTH PERIOD                SIX-MONTH PERIOD
                                                       ENDED JUNE 30                   ENDED JUNE 30
                                                   1996             1995            1996            1995
                                                   ----             ----            ----            ----
           PRIMARY:
           --------

Average number of common
  shares outstanding                             4,230,225       2,889,501       4,041,237        2,886,930
Assumed exercise of options
  outstanding                                       84,723          35,289          77,985           26,730
                                                    ------          ------          ------           ------
Average number of common shares and
  common share equivalents outstanding           4,314,948       2,924,790       4,119,222        2,913,660
                                                 ---------       ---------       ---------        ---------
Net Income                                      $1,127,062      $  973,026      $2,163,712       $1,980,984
Less:  Cumulative Preferred Dividends                    0         152,527               0          306,966
                                                 ---------       ---------       ---------        ---------
Net income available to common shareholders     $1,127,062      $  820,499      $2,163,712       $1,674,018
                                                 ---------       ---------       ---------        ---------
Primary earnings per common share               $     0.26      $     0.28      $     0.53       $    0 .57
                                                 =========       =========       =========        =========

FULLY DILUTED:
- --------------

Average number of common shares of
  outstanding                                    4,230,225       2,889,501       4,041,237        2,886,930
Assumed exercise of options outstanding             84,723          55,278          77,985           55,278
Assumed conversion of preferred shares               9,845       1,349,955         200,112        1,349,955
                                                 ---------       ---------       ---------        ---------
Adjusted average number of common shares         4,324,793       4,294,734       4,319,334        4,292,163
                                                 ---------       ---------       ---------        ---------
Net Income                                      $1,127,062      $  973,026      $2,163,712       $1,980,984

Fully diluted earnings per common share         $     0.26      $     0.22      $     0.50       $     0.46
                                                 =========       =========       =========        =========

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Broad National Bancorporation:

We have reviewed the accompanying consolidated condensed statement of condition of Broad National Bancorporation and subsidiaries (the Company) as of June 30, 1996, and the related consolidated condensed statements of income, and cash flows for the three-month and six month periods ended June 30, 1996 and 1995. These consolidated condensed financial statements are the responsibility of the Company's management.

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



Short Hills, New Jersey
August 12, 1996