Form 10-Q
period 1996-09-30
BROAD NATIONAL BANCORPORATION
filed 1996-11-14
CIK 703800

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30,1996      Commission File Number 0-16637



                         BROAD NATIONAL BANCORPORATION
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                22-2395057
------------------------------                  -----------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  identification No.)

 905 Broad Street, Newark NJ                           07102
------------------------------                  ------------------
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

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of October 31, 1996:

                   Common Stock, $1.00 par value - 4,677,188

                         BROAD NATIONAL BANCORPORATION

                    Index to Form 10-Q Financial Information
          For the Three Months and Nine Months Ended September 30,1996
            ---------------------------------------------------------


                                                                PAGE
                                                                ----

PART 1 - FINANCIAL INFORMATION                                     3
------------------------------

Consolidated Statements of Condition
 as of September 30, 1996 and December 31, 1995                    4

Consolidated Statements of Income for the
 Three Month and Nine Month Periods Ended September 30, 1996
 and 1995                                                          5

Consolidated Statements of Cash Flows for the Nine
 Month Periods Ended September 30, 1996 and 1995                   7

Notes to Consolidated Financial Statements                         8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                              10


PART 2 - OTHER INFORMATION                                        21
--------------------------


Items 1 to 5                           Not Applicable or Negative

Item 6                                                            21

Signatures                                                        22

Exhibit 1  - Computation of Net Income
             per Common Share                                     23

Exhibit 2  - Independent Auditor's Review Report of Interim
             Financial Information                                24

Exhibit 27 - Financial Data Schedule                              25

                         BROAD NATIONAL BANCORPORATION



PART 1 - FINANCIAL INFORMATION

The following condensed consolidated financial statements of Broad National Bancorporation as of September 30, 1996 and December 31, 1995 as well as the three month and nine month periods ended September 30, 1996 and 1995 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further clarification and understanding, these interim statements should be read in conjunction with the annual report on Form 10-K of Broad National Bancorporation for the year ended December 31, 1995.

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

                         BROAD NATIONAL BANCORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                                (IN THOUSANDS)

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1996           1995
                                                                -------------  ------------
                                                                  (Unaudited)
ASSETS
------
CASH AND DUE FROM BANKS                                            $ 24,400       $ 25,810
FEDERAL FUNDS SOLD                                                   73,325         61,300
SECURITIES HELD-TO-MATURITY
 (aggregate market value $78,895)
   and $59,948, respectively)                                        80,247         60,266
SECURITIES AVAILABLE-FOR-SALE                                        58,848         55,946
LOANS, Net of unearned income & deferred loan fees                  279,688        267,130
  LESS -
    Allowance for possible loan losses                                8,136          7,402
------------------------------------------------------------------------------------------
        NET LOANS                                                   271,552        259,728
------------------------------------------------------------------------------------------
PREMISES AND EQUIPMENT, net                                           9,074          9,418
ACCRUED INTEREST RECEIVABLE                                           3,196          2,819
OTHER ASSETS                                                          5,711          5,898
------------------------------------------------------------------------------------------
        TOTAL ASSETS                                               $526,353       $481,185
------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
 Non-interest bearing demand                                       $101,286       $102,207
 Savings and interest bearing demand                                220,656        220,058
 Time deposits less than $100,000                                    84,998         86,509
 Time deposits of $100,000 or more                                   73,755         20,907
------------------------------------------------------------------------------------------
        Total Deposits                                              480,695        429,681
SHORT-TERM BORROWINGS                                                 1,000            782
ACCRUED TAXES, INTEREST AND OTHER LIABILITIES                         7,898         16,193
------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                           489,593        446,656
------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock-1985 class, $10 par value,
 outstanding 0 shares at 9/30/96
 and 17,124 shares at 12/31/95                                            0            171
8 1/2% Cumulative Convertible Preferred Stock-1992
 class, $1 par value,
 outstanding 0 shares at 9/30/96
 and 562,553 shares at 12/31/95                                           0            563
Common stock, $1 par value, authorized
 5,500,000; outstanding 4,677,188 shares at 9/30/96
 and 3,059,203 shares at 12/31/95                                     4,677          3,059
Capital surplus                                                      26,591         23,145
Retained earnings                                                     5,531          7,307
Unrealized (loss)gain on securities available-for-sale, net          (   39)           284
------------------------------------------------------------------------------------------
        TOTAL SHAREHOLDERS' EQUITY                                   36,760         34,529
------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $526,353       $481,185
------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                  3 MONTH PERIOD ENDED       9 MONTH PERIOD ENDED
                                                                  --------------------       --------------------
                                                                      SEPTEMBER 30               SEPTEMBER 30
                                                                   1996          1995         1996         1995
                                                                       (UNAUDITED)                 (UNAUDITED)
INTEREST INCOME
Interest and fees on loans                                        $6,150        $6,079       $18,013      $18,296
Interest and dividends on investments -
 Taxable                                                           2,172         1,684         6,059        4,960
 Exempt from federal income taxes                                     10            27            40           39
Interest on federal funds sold                                       728           710         1,526        1,604
-----------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                           9,060         8,500        25,638       24,899
-----------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on savings & interest bearing
     demand deposits                                               1,226         1,218         3,675        3,705
  Interest on time certificates of
     deposit of $100,000 or more                                     851           285         1,531          769
   Interest on other time deposits                                 1,028         1,166         3,137        2,818
   Interest on short-term borrowings                                  13            21            46          152
-----------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                          3,118         2,690         8,389        7,444
-----------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                5,942         5,810        17,249       17,455
-----------------------------------------------------------------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES                                   450           120           900          340
-----------------------------------------------------------------------------------------------------------------

INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                            5,492         5,690        16,349       17,115
-----------------------------------------------------------------------------------------------------------------
NON-INTEREST  INCOME
  Service charges on deposit accounts                              1,451           923         3,428        2,609
  Other income                                                       234           243           682          667
  Gain on sale of loans held for sale                                  0            10             0           16
   Loss on sale of securities available-for-sale                       0             0           (47)           0
-----------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST  INCOME                                     1,685         1,176         4,063        3,292
-----------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
  Salaries and wages                                               2,027         2,057         6,100        6,000
  Employee benefits                                                  593           568         1,751        1,701
  Occupancy expense                                                  500           518         1,424        1,482
  Furniture and equipment expense                                    261           250           825          915
  Data processing fees                                               271           269           794          824
  Legal fees                                                         195           168           583          418
  Professional fees                                                  413           167           878          580
  Postage, delivery and communication                                170           151           499          464
  FDIC and OCC assessments                                            29             2            84          498
  Other real estate expense                                           57            29           170           53
  Other expenses                                                     491           511         1,675        1,871
-----------------------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST  EXPENSES                                  5,007         4,690        14,783       14,806
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)

                                                3 MONTH PERIOD ENDED   9 MONTH PERIOD ENDED
                                                    SEPTEMBER 30           SEPTEMBER 30
                                                 1996         1995      1996         1995
                                                     (UNAUDITED)           (UNAUDITED)
INCOME BEFORE INCOME TAXES                          2,170       2,176       5,629       5,601
PROVISION FOR INCOME TAXES                            908         897       2,203       2,341
---------------------------------------------------------------------------------------------
NET INCOME                                     $    1,262  $    1,279  $    3,426  $    3,260

---------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK          $    1,262  $    1,139  $    3,426  $    2,843

---------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING
    PRIMARY                                     4,758,716   3,355,494   4,605,984   3,257,128
    ASSUMING FULL DILUTION                      4,764,092   4,722,907   4,742,800   4,651,225

---------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE

    PRIMARY EARNINGS PER COMMON SHARE          $     0.26  $     0.34  $     0.74  $     0.87

    FULLY DILUTED EARNINGS PER COMMON SHARE    $     0.26  $     0.27  $     0.72  $     0.70



See accompanying notes to consolidated financial statements.

                BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                        NINE MONTH PERIOD ENDED SEPTEMBER 30
                                                                   1996       1995
                                                                 --------   --------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $  3,426   $  3,260
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                      914        877
   Amortization of securities premium net                             551        331
   Amortization of deferred points and fees
     and deferral of loan origination costs                          (227)      (436)
  Provision for possible loan losses                                  900        340
  Deferred tax (benefit) expense                                     (266)     1,231
  Decrease in accrued taxes
    interest, and other liabilities                                (8,295)      (188)
 Gain on sale of loans held for sale                                    0        (16)
 Loss on sale of securities available-for-sale                         47          0
 Loss on sale of other real estate owned                               96          9
 Increase in accrued interest receivable                             (377)      (106)
  Other Net                                                          (668)      (175)
-------------------------------------------------------------------------------------
  Net cash (used in) provided by operating activities            $( 3,899)  $  5,127
-------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of other real estate owned              $    292   $    166
  Net (increase) decrease in loan balances                        (11,597)     2,246
  Proceeds from sale of loans held for sale                             0      1,226
  Proceeds from maturities of securities
    held-to-maturity                                                7,927      5,907
  Proceeds from maturities of securities
    available-for-sale                                             13,481      1,034
  Proceeds from the sale of securities available-for-sale          14,703          0
  Purchase of securities held-to-maturity                         (28,176)   (10,461)
  Purchase of securities available-for-sale                       (31,907)    (4,009)
  Capital expenditures                                               (570)      (848)
-------------------------------------------------------------------------------------
  Net cash  (used in) provided by investing activities           $(35,847)  $ (4,739)
-------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in certificates of deposit                        $ 51,337   $ 31,049
  Net (decrease) increase in demand deposit, savings
    and interest bearing demand accounts                             (323)    11,179
  Net increase in short-term borrowings                               218      1,280
  Issuance of common stock                                             98          0
  Redemption of preferred stock                                       (47)         0
  Dividends paid                                                     (922)      (842)
-------------------------------------------------------------------------------------
  Net cash provided by  financing activities                     $ 50,361   $ 42,666
-------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        $ 10,615   $ 43,054
CASH AND CASH EQUIVALENTS, beginning of period                     87,110     38,295
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                         $ 97,725   $ 81,349
-------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
    Interest                                                     $  8,599   $  6,453
    Taxes                                                        $  2,042   $  2,894
-------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)



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

     On April 8, 1996, the Company completed the redemption of the remaining 68,334 shares of the 1992 Preferred Stock. In lieu of redemption 64,901 shares of 1992 Preferred Stock were converted into 123,867 shares of common stock. The remaining 3,433 shares of 1992 Preferred Stock were redeemed at the price of $10.60 per share, for a total redemption price of $36,390. Cash was paid for fractional shares resulting from conversion.

(4)  10% Stock Dividend -

     On September 20, 1996, the Board of Directors of the Company declared a 10% stock dividend which was distributed October 3, 1996. The effects of this stock dividend are included in the financial statements as of and for the three month and nine month periods ended September 30, 1996. Additionally, all share and per share data for prior periods have been adjusted to reflect the effect of this stock dividend.

(5)  Reclassification -

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1996 presentation.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------



                                    SUMMARY
                                    -------

The Company reported net income of $1,262,000 or $0.26 per fully diluted common share for the third quarter of 1996 compared to net income of $1,279,000 or $0.27 per fully diluted common share for the third quarter of 1995.

For the first nine months of 1996, the Company reported net income of $3,426,000 or $0.72 per fully diluted common share, compared to net income of $3,260,000 or $0.70 per fully diluted common share for the first nine months of 1995.

Total assets of $526,353,000 at September 30,1996 represent an increase of $45,168,000 or 9.4% from the December 31, 1995 balance of $481,185,000. Loans, net of unearned income and deferred loan fees, increased $12,558,000 or 4.7% to $279,688,000 during the first nine months of 1996. Total deposits increased $51,014,000 or 11.9% to $480,695,000 at September 30,1996.

Total shareholders' equity increased $2,231,000 during the first nine months of 1996 as the result of net income of $3,426,000 and the proceeds of $98,000 from the exercise of stock options, offset by dividends declared to shareholders of $924,000, the redemption of preferred stock of $47,000 and a net decrease of $322,000 in the unrealized gain (loss) on securities available-for-sale.

The Company's annualized return on average assets and annualized return on average shareholders' equity were .94% and 12.85%, respectively, for the first nine months of 1996, compared to annualized returns of .96% and 13.47%, respectively, for the comparable 1995 period.

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

(4)  Annualized

                              NET INTEREST INCOME
                        NINE MONTHS ENDED SEPTEMBER 30
                            (Dollars in Thousands)

                                                                             1996                          1995
                                                                           --------                      --------
                                                                 Average   Interest  Average   Average   Interest  Average
                                                                 Balance   and Fees  Rate (4)  Balance   and Fees  Rate (4)
                                                                 --------  --------  --------  --------  --------  --------
ASSETS

Federal Funds Sold                                               $ 38,545    $1,526     5.20%   $36,264    $1,604     5.83%
                                                                 --------    ------     ----    -------    ------     ----

Investment Securities
   U.S. Treasury                                                   16,234       756     6.21     23,502     1,062     6.03
   U. S. Government Agencies                                      114,873     5,196     6.03     86,255     3,866     5.98
   States and political subdivisions (1)                            1,451        65     5.97      1,608        74     6.14
   Other Bonds                                                      2,016       101     6.68        547        17     4.14
                                                                 --------    ------     ----    -------    ------     ----

Total Investment Securities                                       134,574     6,118     6.06(2) 111,912     5,019     5.98 (2)
                                                                  -------     -----     ----    -------    ------     ----

Loans
    Mortgage                                                      164,816    10,623     8.59    154,859    11,129     9.58
    Installment                                                    35,773     2,504     9.35     35,394     2,573     9.72
    Commercial                                                     74,538     4,829     8.65     74,990     4,521     8.06
    State and political subdivisions (1)                              995        86    11.52      1,165       111    12.70
                                                                  -------    ------    -----    -------    ------    -----

Total Loans                                                       276,122    18,042     8.73    266,408    18,334     9.20
                                                                  -------   -------    -----    -------  --------    -----

Total interest earning assets                                     449,241  $ 25,686     7.64%(2) 14,584  $ 24,957     8.05% (2)
                                                                  -------  --------    ------   -------  --------   ------

Less - Allowance for possible loan losses                           7,706                         7,532
All other assets                                                   45,964                        46,853
                                                                 --------                      --------

Total Assets                                                     $487,499                      $453,905
                                                                 --------                      --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Time Deposits
   Savings and interest bearing
         demand deposits                                         $223,450    $3,674     2.20%  $221,813    $3,705     2.23%
   Certificate of Deposits
         Under $100,000                                            83,147     3,138     5.04     75,980     2,818     4.96
         Over $100,000                                             41,468     1,531     4.93     20,145       769     5.10
                                                                 --------    ------   ------   --------    ------     ----

Total Time Deposits                                               348,065     8,343     3.20    317,938     7,292     3.07

Short term borrowings                                               1,200        46     5.03      3,342       152     6.00
                                                                 --------    ------   ------   --------    ------     ----

Total Interest Bearing Liabilities                                349,265    $8,389     3.21%   321,280    $7,444     3.10%
                                                                 --------    ------   ------   --------    ------     ----

Other liabilities                                                   7,534                         6,455
Demand deposits                                                    95,141                        93,816
Shareholders' equity                                               35,559                        32,354
                                                                 --------                      --------

Total liabilities and
         shareholders' equity                                    $487,499                      $453,905
                                                                 --------                      --------

NET INTEREST INCOME; NET INTEREST SPREAD                                    $17,297     4.43%             $17,513     4.95%
NET INTEREST MARGIN                                                                     5.14% (3)                     5.65% (3)

Rate/Volume Analysis Of Net Interest Income
-------------------------------------------

The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the nine months ended September 30, 1996 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.

                                                 Increase (Decrease) Due to a
                                                        Change in the
                                               -----------------------------------------
                                               Average Balance   Average Rate    Total
                                               ----------------  -------------  --------
                                                         (Dollars in Thousands)
Interest Earned on:
  Loans                                            $  711           $(1,003)    $  (292)
  Investment securities                             1,030                69       1,099
  Federal funds sold                                  101              (179)        (78)
                                                   ------           -------     -------
  Total interest income                            $1,842           $(1,113)    $   729
                                                   ------           -------     -------
Interest paid on:
  Savings and interest
   bearing demand deposits                         $   25           $   (56)    $   (31)
  Certificates of deposit:
          Under $100,000                              274                46         320
          Over  $100,000                              788               (26)        762
Short term borrowings                                 (86)              (20)       (106)
                                                   ------           -------     -------
Total Interest expense                             $1,001           $   (56)    $   945
                                                   ------           -------     -------
Change in net interest income                      $  841           $(1,057)    $  (216)
Percent decrease in net interest                   ------           -------     -------
 income over the prior period                                                    (1.23)%
                                                                                -------

Total tax equivalent interest income of $25,686,000 for the first nine months 1996 represents an increase of $729,000 or 2.9% over total tax equivalent interest income of $24,957,000 for the comparable 1995 period. This improvement is primarily due to an increase of $34,657,000 in the average balance of interest earning assets for the first nine months of 1996 as compared to the first nine months of 1995. This increase in average balances is reflected primarily in total investment securities, which average balance for the first nine months of 1996 is $22,662,000 higher than for 1995 and in total loans, which average balance for the first nine months of 1996, is $9,714,000 higher than for 1995. The increase in the average balance of total interest earning assets contributed an additional $1,842,000 to total tax equivalent interest income for the first nine months of 1996 as compared to the first nine months of 1995. However, this increase was partially offset by a decrease of $1,113,000 in total tax equivalent interest income for the 1996 period as compared to the 1995 period, resulting from a decline of 41 basis points in the average rate earned on total interest earning assets. Decreases in the federal funds rate and the prime rate are the primary reasons for the decline in the average rates earned on total interest earning assets.

Total interest expense of $8,389,000 for the first nine months of 1996 was $945,000 or 12.7% higher than the comparable prior year period. An increase in the average balance of interest bearing liabilities contributed to the increase in total interest expense. The average balance of total interest bearing liabilities for the first nine months of 1996 increased $27,985,000 or 8.7% as compared to 1995, and contributed an additional $1,001,000 in total interest expense for the first 9 months of 1996 as compared to the same period in 1995. The most significant component of the increase in total interest expense is represented by certificates of deposit, for which interest expense for the first nine months of 1996 was $1,082,000 higher than for the first nine months of 1995. The average balance of certificates of deposit over $100,000 was $21,323,000 higher for the first nine months of 1996 as compared to the first nine months of 1995, and contributed $788,000 to the increase in total interest expense. A decline of 17 basis points in the average rate paid on certificates of deposit over $100,000 offset $26,000 of the increase attributable to the increase in average balance, resulting in a net increase of $762,000 in total interest expense attributable to certificates of deposit over $100,000. Increases in both the average balance and the average rate paid on certificates of deposit under $100,000 contributed an additional $320,000 to total interest expense for the first nine months of 1996 as compared to the first nine months of 1995.

Tax equivalent net interest income for the first nine months of 1996 was $216,000 or 1.23% lower than for the first nine months of 1995, and the net interest margin for the first nine months of 1996 was 51 basis points lower than for the comparable 1995 period. This decline is attributable to the decline in the average rate earned on interest earning assets, coupled with the increase in the average balance of interest bearing liabilities.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the loan portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $900,000 for the first nine months of 1996 compared to $340,000 for the comparable 1995 period. For the third quarter of 1996, the provision was $450,000, an increase of $330,000 over the provision for the third quarter of 1995. The increase in the provision for possible loan losses is attributable to the increase in non-performing loans during 1996. Management anticipates that the provision for possible loan losses for the fourth quarter of the year will approximate the third quarter provision, assuming that there is no significant change in asset quality. Actual net loan charge-offs for the first six months of 1996 were $166,000 or 0.08% (annualized) of average total loans, as compared to net loan charge-offs of $359,000 or 0.18% (annualized) of average total loans for the comparable 1995 period.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
---------------------------------------------

Total non-interest income of $4,063,000 for the first nine months of 1996 was $771,000 or 23.4% higher than the year-ago period. This increase is the result of service charges on deposit accounts which were $819,000 or 31.4% higher than the comparable prior year period, primarily due to an increase in the application of certain deposit fees to the deposit base of accounts. Non-interest income for the first nine months of 1996 includes a loss of $47,000
from the sale of securities available-for-sale.   There were no similar sales,
or gains or losses, during the first nine months of 1995.

Total non-interst expense of $14,783,000 for the first nine months of 1996 was $23,000 lower than the comparable 1995 period. The most significant components of this decrease are FDIC and OCC assessments, furniture and equipment expenses and other expenses. FDIC and OCC assessments are $414,000 or 83.1% lower than the prior year period as the result of the reduction of the deposit insurance assessment by the FDIC. The decline of $90,000 or 9.8% in furniture and equipment expense is primarily attributable to the reduction of equipment rental costs resulting from the Company's decision to purchase rather than lease its personal computer equipment. Other expenses of $1,675,000 for the first nine months of 1996 are $196,000, or 10.5% lower than the comparable prior year period primarily due to the decline in expenses associated with a data processing conversion, which expenses were incurred in 1995. These expense reductions were offset by increases in legal fees, professional fees and other real estate expenses. The increase of $165,000 or 39.5% in legal fees is primarily the result of increased legal expenses associated with the Bank's problem loans. The increase of $117,000 in other real estate expense is primarily attritutable to expenses and a loss resulting from the sale of an OREO property during the second quarter of 1996. The increase of $298,000 or 51.4% in professional fees is primarily due to fees paid to an outside consulting firm which is performing a reengineering project fo the Bank. This project is designed to enhance non-interest income, reduce non-interest expense and improve customer service. It is anticipated that this project will continue to the end of 1996, and the remaining costs and expenses associated with this project will be absorbed by the Bank during the fourth quarter of 1996.

FINANCIAL CONDITION
-------------------

Loans

Total loans, net of unearned income and deferred loan fees, of $279,688,000 at September 30, 1996 represent an increase of $12,558,000 or 4.7% from the December 31, 1995 balance of $267,130,000. Except for equity credit loans, which declined by approximately $2,300,000, growth was distributed throughout each segment of the loan portfolio. Since December 31, 1995, residential mortgages have increased by $4,000,000, commercial mortgages have increased $4,000,000, consumer loans have increased $3,600,000 and commercial loans have increased
$3,000,000.   For the first nine months of 1996, average loans of $276,122,000 represented 61.4% of total average interest earning assets, as compared to 64.3% of total average interest earning assets for the first nine months of 1995.

Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the periods presented. Also presented are certain key ratios regarding the allowance.

                                       Nine Months             Nine Months
                                          Ended                   Ended
                                    September 30,1996       September 30,1995
                                    -----------------       -----------------
                                               (Dollars In Thousands)

Balance, beginning of period            $  7,402                $  7,602
Provision charged to operations              900                     340
Loans charged off                           (945)                 (1,459)
 Recoveries of charged-off loans             779                   1,100
                                        --------                --------
Balance, end of period                  $  8,136                $  7,583
                                        --------                --------

Average gross loans outstanding
 during period.....................     $276,122                $266,408
                                        --------                --------
Total gross loans at period end....     $279,688                $263,338
                                        --------                --------
Net loans charged-off.                  $    166                $    359
                                        --------                --------
Ratio of net loans charged-off to
  average loans outstanding
    during period (annualized)......        0.08%                   0.18%
                                            ----                    ----
Allowance for possible loan losses as
  a percentage of total gross loans..       2.91%                   2.88%
                                            ----                    ----

The amount of allowance applicable to non-classified loans was $5,256,000 and $3,778,000 at September 30, 1996 and December 31, 1995, respectively.

Asset Quality

Non-performing assets consist of (i)non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

The following table reflects the components of non-performing assets at September 30, 1996 and December 31, 1995:

                                   September 30, 1996   December 31, 1995
                                   -------------------  ------------------
                                           (Dollars In Thousands)
Past due 90 days or more:
  Mortgage.......................         $ 1,660            $ 1,938
  Commercial.....................             593              1,167
  Installment....................              25                 18
                                          -------            -------
     Total.......................         $ 2,278            $ 3,123
                                          -------            -------

Non-accrual loans:
  Mortgage.......................         $ 3,244            $ 4,042
  Commercial.....................           6,584              3,049
  Installment....................               1                  0
                                          -------            -------
     Total.......................         $ 9,829            $ 7,091
                                          -------            -------
TOTAL NON-PERFORMING LOANS.......         $12,107            $10,214
Restructured loans (excluding
 amounts classified as
 non-performing loans)                      3,953              5,105


Other real estate owned,
  net of reserve.................             748                772
                                          -------            -------
TOTAL NON-PERFORMING ASSETS.              $16,808            $16,091
                                          -------            -------

Non-performing loans as a
   percent of total gross loans              4.33%              3.82%
                                          -------            -------
Non-performing loans as a
   percent of total assets.......            2.30%              2.12%
                                          -------            -------
Non-performing assets as a
  percent of loans and other
  real estate owned..............            5.99%              6.00%
                                          -------            -------
Allowance for possible loan
  losses.........................         $ 8,136            $ 7,402
                                          -------            -------
Allowance for possible loan
  losses as a percent of
  non-performing loans...........           67.20%             72.47%
                                          -------            -------

In addition to the non-performing and restructured loans as of September 30, 1996 and December 31, 1995, the Company had classified an additional $2,992,000 and $4,932,000, respectively, as substandard loans. A portion of the allowance for possible loan losses has been allocated to such loans in accordance with the Company's policies.

At September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS 114 was $9,525,000 for which the related allowance for credit losses is $96,700. The impaired loan portfolio is primarily collateral dependent, as defined by SFAS 114. The change in the allowance for impaired loans during the first nine months of 1996 represented a recovery of $673,000. The average recorded investment in impaired loans during the first nine months of 1996 was approximately $9,300,000. For the first nine months of 1996, the Company recognized cash basis interest income on these impaired loans of $141,000.

The level of non-performing loans and assets is heavily dependent upon local economic conditions. The September 30, 1996 total non-performing assets of $16,808,000 represents an increase of $717,000 or 4.5% over the total at December 31, 1995. There can be no assurance that non-performing assets will not continue to increase. However, management continues to monitor the non-performing assets.

Investment Securities and Federal Funds Sold

Federal funds sold of $73,325,000 at September 30, 1996 represent an increase of $12,025,000 from the balance at December 31, 1995. Average Federal Funds sold of $38,545,000 during the first nine months of 1996 represented 8.6% of total average interest earning assets, as compared to 8.7% during the first nine months of 1995.

Total average investment securities of $134,574,000 for the first nine months of 1996 represent 30% of total average interest-earning assets, as compared to 27.0% for the comparable 1995 period.

Total investment securities, which include securities classified as held-to-maturity and available-for-sale, of $139,095,000 at September 30, 1996 represent an increase of $22,883,000 or 19.7% over the balance at December 31, 1995. During the first nine months of 1996, the Company incurred a loss of $47,000 on the sale of $14,750,000 of securities available-for-sale. The proceeds from the sale were reinvested in higher yielding securities in an effort to improve the overall yield of the investment portfolios. There were no sales of securities available-for-sale during the first nine months of 1995.

Deposits

The September 30, 1996 total deposit balance of $480,695,000 represents an increase of $51,014,000 or 11.9% over total deposits of $429,681,000 at December 31, 1995. The most significant factor contributing to this increase in total deposits is time deposits of $100,000 or more, which are $52,848,000 higher at September 30, 1996 than at December 31, 1995. This increase is represented by short-term deposits of three municipal depositors. Given the competitive nature and interest sensitivity of such deposits, the Company is uncertain of its ability to retain such deposits.

Short Term Borrowings

Short-term borrowings represent securities sold under agreements to repurchase. The majority of these instruments have terms ranging from one to thirty days. These balances increased $218,000 to $1,000,000 at September 30, 1996 from the December 31, 1995 balance of $782,000.

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

Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of September 30, 1996 and December 31, 1995.

                                September 30, 1996   December 31, 1995
                                -------------------  ------------------
Cash and cash equivalents
  and securities maturing in
  one year to total assets             18.6%               22.1%
Net loans to total deposits            56.5%               60.4%

To assist in the management of its liquidity, the bank has available $24,000,000 in lines of credit for federal funds. However, none of these lines were in use during the first nine months of 1996.

In summary, managing the Bank's liquidity position involves a significant degree of analytical estimation and other objective factors. Although customer demand for funds, in the form of loans or deposit withdrawals, is largely dependent on general economic factors outside of the Bank's control, management believes that its present liquidity structure is adequate to meet such needs.

Liquidity of Bancorporation

Bancorporation's ability to meet its cash requirements, including dividend payments, is generally dependent upon the declaration and payment of dividends by the Bank to Bancorporation. Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1995, retained earnings of the Bank of $6,642,000 were available for payment of dividends to the parent company without regulatory approval. Additionally, at September 30, 1996 Bancorporation had $238,000 of cash for the purpose of paying operating costs and dividends. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in the Bank's inability to pay dividends to Bancorporation or could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make dividend payments and may be required to seek other sources of capital and liquidity, if available.

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

At September 30, 1996 the Company maintained negative sensitivity gaps of 78:1, 68:1 and 68:1 at the cumulative 3 month, 6 month and 12 month periods.

Management will continue to monitor the interest rate sensitivities of assets and liabilities in an effort to minimize interest rate exposure and maintain a relatively stable net interest spread.

Capital Adequacy

At September 30, 1996, the Company had total capital equal to 12.19% of risk-based assets which included tier one capital equal to 10.92% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At September 30, 1996, the Company had tier one capital equal to 7.05% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

At September 30, 1996, the Bank had total capital equal to 12.15% of risk-based assets, which included tier one capital equal to 10.88% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At September 30, 1996, the Company had tier one capital equal to 7.02% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

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

                         BROAD NATIONAL BANCORPORATION



PART 2 - OTHER INFORMATION
--------------------------



6.   Exhibits and Reports on Form 8-K
     --------------------------------

(a) Exhibits

    Statements re: computation of per share earnings is part of this Form 10-Q as Exhibit I.

(b) No report on Form 8-K has been filed during the three month period ended September 30, 1996.

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



                         BROAD NATIONAL BANCORPORATION
                         -----------------------------
                                  (registrant)



Date: November 12, 1996                  /s/ Donald M. Karp
                                         --------------------
                                         Donald M. Karp
                                         Chairman and CEO





                                         /s/ James Boyle
                                         --------------------
                                         James Boyle
                                         Treasurer

                         BROAD NATIONAL BANCORPORATION
                      Computation of Net Income Per Share
                                  (Unaudited)

                                                  THREE-MONTH PERIOD              NINE-MONTH PERIOD
                                                  ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                  1996         1995(1)           1996           1995(1)
                                                  ----         ----              ----           ----
      PRIMARY:
      -------
Average number of common
   shares outstanding                           4,677,410    3,283,146         4,522,710      3,211,464
Assumed exercise of options
   outstanding                                     81,306       72,348            83,274         45,664
                                               ----------   ----------        ----------     ----------
Average number of common shares and
   common share equivalents outstanding         4,758,716    3,355,494         4,605,984      3,257,128
                                               ----------   ----------        ----------     ----------
Net Income                                     $1,262,303   $1,279,040        $3,426,015     $3,260,024
Less:  Cumulative Preferred Dividends                   0      139,097                 0        417,291
                                               ----------   ----------        ----------     ----------
Net income available to common shareholders    $1,262,303   $1,139,043        $3,426,015     $2,842,733
                                               ----------   ----------        ----------     ----------
Primary earnings per common share                   $0.26        $0.34             $0.74     $    0 .87
                                               ==========   ==========        ==========     ==========

FULLY DILUTED:
--------------
Average number of common shares of
   outstanding                                  4,677,410    3,283,146         4,522,710      3,211,464
Assumed exercise of options outstanding            86,682       87,525            86,682         87,525
Assumed conversion of preferred shares                  0    1,352,236           133,408      1,352,236
                                               ----------   ----------        ----------     ----------
Adjusted average number of common shares        4,764,092    4,722,907         4,742,800      4,651,225
                                               ----------   ----------        ----------     ----------
Net Income                                     $1,262,303   $1,279,040        $3,426,015     $3,260,024
                                               ----------   ----------        ----------     ----------

Fully diluted earnings per common share             $0.26        $0.27             $0.72     $     0.70
                                               ==========   ==========        ==========     ==========

(1) 1995 Per Common Share Data have been restated to reflect the 10% stock dividend declared September 20, 1996 and distributed October 3, 1996.

                       Independent Auditors' Review Report
                       -----------------------------------

The Board of Directors
Broad National Bancorporation:

We have reviewed the accompanying consolidated condensed statement of condition of Broad National Bancorporation and subsidiaries (the Company) as of September 30, 1996, and the related consolidated condensed statements of income, and cash flows for the three and nine month periods ended September 30, 1996 and 1995. These consolidated condensed financial statements are the responsibility of the Company's management.

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



/s/ KPMG Peat Marwick LLP



Short Hills, New Jersey
November 12, 1996