Form 10-K
period 1996-12-31
BROAD NATIONAL BANCORPORATION
filed 1997-03-28
CIK 703800

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1996
                                OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES
     EXCHANGE ACT OF 1934
        For the transition period from _______________ to
_______________.

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

     The aggregate market value of the 3,343,066 shares of voting stock of the Registrant held by non-affiliates of the Registrant on February 28, 1997, computed by reference to the closing sale price of such stock as reported on NASDAQ, was approximately $46,803,000. As of February 28, 1997, there were 4,654,688 shares of the Registrant's Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive Proxy
Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

                              PART I

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

          THE BANK

          The Bank is a national banking association organized in 1925 under the laws of the United States with offices in Newark (7 offices), East Orange, Millburn, North Arlington, Livingston, Perth Amboy, Kearny and Elizabeth (2 offices), New Jersey. The Bank is a full service commercial bank and offers a broad range of commercial and retail banking services. It offers checking accounts, savings accounts, money market accounts and individual retirement accounts (IRAs), as well as various other types of time deposits which are insured by the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation ("FDIC") to the full extent provided by law. The Bank also provides typical bank services such as cashiers checks, United States Savings Bonds and travelers checks. The Bank had total deposits of $429,681,000 as of December 31, 1995 and of

$485,073,000 as of December 31, 1996.  See "Item 7.  Management's
Discussion and Analysis of Financial Condition and Results of
Operation."

          The Bank originates and services both secured and unsecured loans which totaled $259,728,000 as of December 31, 1995 and $278,585,000 as of December 31, 1996, in each case, net of deferred loan fees and the allowance for possible loan losses. Commercial lending operations include various types of credit for the Bank's commercial and industrial customers. The Bank's installment loan department makes direct loans to individuals. The Bank's mortgage loan department makes a variety of residential, industrial, and commercial loans secured by real estate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

          EMPLOYEES

          Bancorporation and the Bank have approximately 191 full-time employees and 27 part-time employees. Neither Bancorporation nor the Bank is a party to any collective bargaining agreement and employee relations are deemed to be satisfactory.

          SERVICE AREA AND COMPETITION

          The principal market is defined as all of Essex County, the southern quadrant of Bergen County, the northeast quadrant of Union County and the northeast quadrant of Middlesex County, New Jersey. This market area is highly competitive with many banks and financial institutions vying for the same business. Most of the Bank's competitors are institutions of far greater size and the Bank's deposits constitute less than one percent of the commercial bank deposits in its market area.

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

SUPERVISION AND REGULATION

          FEDERAL BANK HOLDING COMPANY ACT

          GENERAL. Bancorporation is a registered bank holding company within the meaning of the BHC Act, subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bancorporation is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHC Act. Also, the Federal Reserve Board periodically examines Bancorporation. The Federal Reserve Board has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the Federal Reserve Board is empowered to impose substantial civil money penalties for violations of banking statutes and regulations. Regulation by the Federal Reserve Board is intended to protect depositors of the Bank, not shareholders of Bancorporation.

          SOURCE OF STRENGTH. Federal Reserve Board policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this policy, a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital which it can commit to its subsidiary banks. It is the Federal Reserve Board's position that the failure of a bank holding company to serve as a source of strength to a distressed subsidiary bank is an unsafe and unsound banking practice. This has become known as the "source of strength doctrine." It is not clear whether the source of strength doctrine is legally enforceable by the Federal Reserve Board.

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

          LIMITATION ON CERTAIN ACTIVITIES. The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in, and from acquiring direct or indirect ownership or control of the voting shares or assets of any company engaged in any activity other than banking or managing or controlling banks, and any activity which the Federal Reserve Board determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In acting on an application to engage in such an activity, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. This consideration includes an evaluation of the financial and managerial resources of the applicant, including its subsidiaries, and any company to be acquired, and the effect of the proposed transaction on those resources.

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

          The Federal Reserve Board has also determined that certain other activities, including real estate brokerage and syndication, land development, property management, management consulting, underwriting of life insurance not sold in connection with a credit transaction, and insurance premium funding are improper activities for bank holding companies and their subsidiaries. In the future the Federal Reserve Board may take additional actions adding and refusing to add particular activities to the list of activities that the Federal Reserve Board deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Certain bank holding companies and their subsidiaries possess "grandfather rights" giving them authority to engage in one or more of the activities which are not generally permissible because they were engaged in such activities prior to the adoption of legislation restricting such activities.

          Under cross-guaranty provisions of the Federal Deposit Insurance Act (the "FDIA"), bank subsidiaries of a bank holding company are liable for any loss incurred (or reasonably anticipated to be incurred) by the Bank Insurance Fund (the "BIF"), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company. Liability under such cross-guaranty would be junior to deposit liabilities and most secured obligations, but senior to obligations to shareholders and most obligations to affiliates. The Federal Deposit Insurance Corporation (the "FDIC") has authority to prospectively waive the cross-guaranty provision. Currently the Bank is the only subsidiary of Bancorporation.

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

          The Federal Reserve Board's capital adequacy guidelines provide for the following types of capital: Tier 1 capital (also referred to as core capital), Tier 2 capital (also referred to as supplementary capital), Tier 3 capital (consisting of short-term subordinated debt that meets certain conditions and used only in the measure of market risk, as discussed below) and Total capital. A bank holding company's Tier 1 capital generally includes the following elements: common shareholders' equity (excluding unrealized gain (loss) on securities available-for-sale), qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 capital elements) and minority interests in the equity accounts of consolidated subsidiaries. Goodwill is generally excluded from Tier 1 capital. Most intangible assets also are deducted from Tier 1 capital. A bank holding company's Tier 2 capital generally includes allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), most perpetual preferred stock and any related surplus (noncumulative and cumulative, without percentage limits), certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and certain intermediate-term preferred stock and intermediate-term subordinated debt instruments (to a maximum of 50% of Tier 1 capital excluding goodwill, but phased-out as the instrument matures). The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital

(net of goodwill). For purposes of calculating the total risk-based capital ratio, Total capital generally includes Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, certain deferred tax assets and other deductions as determined by the Federal Reserve Board.

          The Federal Reserve Board issued a regulation that limits the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights ("MSRs") and purchased credit card relationships ("PCCRs") would be included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 50% of Tier 1 capital and, to the further extent that PCCRs, individually, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles ("CDI") and all other identified intangible assets, must be deducted in determining Tier 1 capital. As of December 31, 1996, Bancorporation did not have MSRs, PCCRs, CDIs or other identified intangible assets.

          The Federal Reserve Board's capital adequacy guidelines require a bank holding company to satisfy a Tier 1 Leverage Ratio, a total risk-based capital ratio and a Tier 1 risk-based capital ratio. Under the Tier 1 Leverage Ratio capital guideline, a bank holding company must have and maintain Tier 1 capital in an amount equal to at least 3.0% of its average total consolidated assets. In general, average total consolidated assets means the quarterly average total assets (net of the allowance for loan and lease losses) reported on a bank holding company's Consolidated Financial Statements (FR Y-9C Report), minus goodwill and any other intangible assets or investments in subsidiaries which are deducted from Tier 1 capital. The 3.0% minimum Tier 1 Leverage Ratio is considered the absolute minimum amount of Tier 1 capital which the most highly rated bank holding companies (those rated composite 1 under the BOPEC rating system for bank holding companies) are required to maintain. All other bank holding companies must maintain a minimum Tier 1 Leverage Ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points.

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

          The Federal Reserve Board has proposed to permit portions of claims (including repurchase agreements) collateralized by cash on deposit with the lending institution or by securities issued or guaranteed by the U.S. Treasury, U.S. government agencies, or the central governments in other OECD countries to be eligible for a zero percent risk weight. The effect of this proposal is to allow banks and bank holding companies to hold less capital for these types of collateralized transactions.

          On September 6, 1996, the Federal Reserve Board amended its credit risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange and commodity positions wherever located. The new regulation applies to any bank or bank holding company (i) whose trading activity equals 10% or more of its total assets or (ii) whose trading activity equals $1 billion or more. By January 1, 1998, each of these institutions must use its own internal value-at-risk model to measure its exposure to market risk and hold capital in support of that exposure. The regulation does not mandate a standardized approach for measuring general market risk. However, the regulation does retain the standardized approach methodologies for determining capital charges for specific risk, which an institution must use as its basis for its specific risk charge for debt and equity positions in its trading account. The regulation supplements the existing credit risk-based capital standards by requiring an affected institution to adjust its risk-based capital ratio to reflect market risk. In measuring market risk, institutions may use Tier 3 capital to meet the market risk capital requirements. Tier 3 capital is subordinated debt that is unsecured, fully paid up, has an original maturity of at least two years, is not redeemable before maturity without the prior approval of the institution's supervisor, is subject to a lock-in clause that prevents the issuer from repaying the debt even at maturity if the issuer's capital ratio is, or with repayment, would become, less than the minimum 8% risk-based capital ratio, and does not contain and is not covered by any covenants, terms or restrictions that may be inconsistent with safe and sound banking practices.

          On December 31, 1996, Bancorporation was in compliance with all of the Federal Reserve Board's capital guidelines. On such date, Bancorporation had a Tier 1 Leverage Ratio of 6.92% (compared with a requirement of 4% to 5%), and a ratio of total capital to risk-weighted assets of 12.44% (compared with a requirement of 8%) and a ratio of Tier 1 capital to risk-weighted
assets of 11.17% (compared with a requirement of 4%).   There can
be no assurance, however, that Bancorporation will remain in compliance with regulatory capital requirements. For additional information on Bancorporation capital, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Shareholders' Equity."

          LIMITATION ON INCURRED DEBT. Bancorporation currently has no plans to incur any indebtedness. If Bancorporation determines to do so in the future, it will be subject to the general statutory and regulatory restrictions and, in addition, to certain commitments made by it to the Federal Reserve Board at the time Bancorporation received approval to become a bank holding company. One such commitment which remains in effect is an agreement by Bancorporation that it will not incur debt without the prior approval of the Federal Reserve Bank of New York. In the past, Bancorporation, with the approval of the Federal Reserve Bank of New York, has incurred indebtedness for the purpose of augmenting the Bank's capital to support growth.

          INTERSTATE BANKING AND BRANCHING. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), bank holding companies may acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The Federal Reserve Board, however, may not approve an interstate acquisition if as a result of the acquisition the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit.

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

          Beginning on June 1, 1997, the Riegle-Neal Act authorizes interstate branching by a merger of banks with different home states which results in a single bank with branches in both states. The Riegle-Neal Act gives states the right to "opt out" and prohibit interstate mergers by passing legislation before June 1, 1997 that expressly prohibits all merger transactions with out-of-state banks. The Riegle-Neal Act also gives states the right to "opt in" and authorize early interstate mergers by passing legislation that expressly permits interstate merger transactions with all out-of-state banks. The Riegle-Neal Act authorizes banks to establish and operate a de novo branch in a state (other than the bank's home state) only if the host state "opts in" to authorize de novo interstate banking by passing legislation that expressly permits all out-of-state banks to establish de novo branches in the state. As of March 1, 1997, approximately 43 states have opted into the Riegle-Neal Act. Only one state, Texas, has opted out. The states of New Jersey, New York, Connecticut, Pennsylvania, Delaware and Maryland have opted into the Riegle-Neal Act, and of those states, Connecticut, Pennsylvania, and Maryland permit de novo interstate branching for banks located in any state which enacts a reciprocal statute.

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

          FEDERAL BANK REGULATION

          GENERAL. As a national bank, the Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (the "OCC"). The Bank is also regulated by the Federal Reserve Board and the FDIC. Regulation by these agencies is designed to protect depositors of the Bank rather than shareholders of Bancorporation. The OCC has the authority to issue cease and desist orders if it determines that activities of the Bank represent unsafe and unsound banking practices or violations of law. In addition, the OCC is empowered to impose substantial civil money penalties for violations of banking statutes and regulations.

          REGULATORY CAPITAL REQUIREMENTS. The OCC has adopted minimum capital requirements applicable to national banks which are substantially similar to the capital adequacy guidelines established by the Federal Reserve Board for bank holding companies. There are, however, technical differences in the methodologies used to calculate the capital ratios.

          On December 31, 1996, the Bank was in compliance with all of the OCC's minimum capital requirements. On such date, the Bank had a Tier 1 Leverage Ratio of 6.82% (compared with a requirement for the Bank of 4% to 5%), and a ratio of Total capital to risk-weighted assets of 12.26% (compared with a requirement of 8%), and a ratio of Tier 1 capital to risk-weighted assets of 11.00% (compared with a requirement of 4%).

          CLASSIFICATION OF BANKS. Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under OCC regulations, a bank is deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio), (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMEL rating of 1), (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMEL rating of 1), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%, and (v) "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%. Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. Under OCC regulations, the Bank was a well capitalized institution as of December 31, 1996.

          DEPOSIT INSURANCE AND ASSESSMENTS.  The deposits of the
Bank are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under FDIA and

FDIC regulations, the Bank is required to pay annual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC's assessment rates through June 30, 1997 range from zero (0) cents to 31 cents per $100 of insured deposits. Institutions qualifying for the $0 assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. As of January 1, 1997, the Bank's assessment rate was zero cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

          In addition to any assessments that may be imposed by the FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by the Financing Corporation on Savings Association Insurance Fund-assessable deposits and BIF-assessable deposits. These assessments are scheduled to remain in effect from January 1, 1997 through December 31, 1999. As of January 1, 1997, the annual assessment rate applicable to the Bank was approximately
1.29 basis points of its assessable deposits.

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

          LOANS TO ONE BORROWER. In addition to limiting the rate of interest chargeable by banks on certain loans, federal law imposes additional restrictions on a national bank's lending activities. Under federal law the maximum amount that a national bank may lend to one borrower (and certain related interests of such borrower) generally is limited to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule including loans fully secured by government securities or deposit accounts in the bank. As of December 31, 1996, the Bank's lending limit under this regulation was approximately $6,820,000.

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

          As of December 31, 1996, retained earnings of the Bank of $6,942,000 were available for payment of dividends to Bancorporation without regulatory approval. For additional information on the Bank's capital, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Shareholders' Equity."

          COMMUNITY REINVESTMENT ACT. On May 4, 1995, the Federal Reserve Board, the FDIC and the OCC adopted regulations relating to the Community Reinvestment Act (the "CRA"). The purpose of the CRA regulations is to establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods, and to provide that the agencies' assessment shall be taken into account in reviewing certain applications. The regulations seek to emphasize an institution's performance rather than the process, to promote consistency in evaluation of institutions, and to eliminate unnecessary reporting burdens. The regulations replace the previous twelve assessment factors for large banks with three tests: (i) a lending test, (ii) a service test, and
(iii) an investment test. While documentation requirements have been substantially reduced, the safe harbors from CRA protest have also been eliminated.

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

          BANKING ACTIVITIES. The investments and activities of the Bank are subject to substantial regulation by the OCC and the FDIC, including without limitation investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), investments in loans, loans to officers, directors and affiliates, security requirements, truth-in-lending, community reinvestment, the types of interest bearing deposit accounts which they can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

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

          The Bank is subject to regulations issued by the Federal Reserve Board which require depository institutions to maintain non-interest-bearing reserves against their transaction accounts and non-personal time deposits. These regulations currently require depository institutions to maintain reserves equal to 3% of transaction accounts up to $49.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $49.3 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $4.4 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions. As of December 31, 1996, the Bank was required to maintain a reserve balance of $9.4 million.

         Substantially all of the restrictions on the maximum interest rates banks are permitted to pay on deposits have been removed, although banks are still prohibited from paying interest on demand deposits. Consequently, banks and thrift organizations are substantially free to pay interest at any rate. Deregulation has increased competition among such institutions for attracting deposits and has resulted in an overall increase in such institutions' cost of funds.

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

         The Bank currently has fourteen branch banking facilities as described below in addition to its main location:

                             Approximate         Expiration
    Location                 Square Feet         Date of Lease

Plaza Banking Center            5,092            December 31,
745 Broad Street                                 1998 /1/
Newark, New Jersey

Ironbound Banking Center        4,100            February 28,
7 Wheeler Point Road                             1999 /1/
Newark, New Jersey

North Newark Banking Center     3,500            December 31,
466 Bloomfield Avenue                            1997 /1/
Newark, New Jersey

Millburn Banking Center         2,600            March 31, 2001
225 Millburn Avenue
Millburn, New Jersey

Gateway III Banking Center      2,076            September 7,
100 Mulberry Street                              1999 /1/
Newark, New Jersey

North Arlington Banking Center  1,700            October 7,
65 River Road                                    1997
North Arlington, New Jersey

Jackson Street Banking Center  10,900            Owned
123-133 Jackson Street
Newark, New Jersey

Bayway Banking Center           3,700            April 30,
1000 South Elmora Avenue                         2006 /2/
Elizabeth, New Jersey

Livingston Banking Center       3,450            November 30,
30 W. Mt. Pleasant Avenue                        2001 /3/
Livingston, New Jersey

Perth Amboy Banking Center      3,400            August 31,
Convery Plaza, Route 35                          1997 /4/
Perth Amboy, New Jersey

East Orange Central             6,070            Owned
  Banking Center
554 Central Avenue
East Orange, New Jersey

Elizabeth Banking Center        3,190            Owned
826 Elizabeth Avenue
Elizabeth, New Jersey

Kearny Banking Center             700            March 31,
180 Schuyler Ave.                                2000 /5/
Kearny, New Jersey

East Ferry Office                 800            November 30,
290 Ferry Street                                 2000 /2/
Newark, New Jersey
_______________________

/1/ The Bank has the option to extend the term of the lease for one additional five year period.

/2/ The Bank has the option to extend the term of the lease for up to four additional five year periods.

/3/ The Bank has the option to extend the term of the lease for up to one additional five year period and one additional ten year period.

/4/ The Bank has the option to extend the term of the lease for three additional five year periods.

/5/ The Bank has the option to extend the term of the lease for two additional five year periods.

         The Bank also owns an 18,000 square foot building located at 465 Bloomfield Avenue, Bloomfield, New Jersey. Under a lease agreement dated August 1993 between the Bank and EDS, all of the space in the Bloomfield Avenue building is being leased to EDS, which uses the space to provide data processing services, related professional services, information processing and related outsourcing services to the Bank and other financial institutions.

         During 1995, the Bank opened a new full-service banking center in Kearny, New Jersey and converted its Gateway III Banking Center to a fully electronic branch, featuring multiple ATM's and a video banking link. During 1996, the Bank opened a new full-service banking center in Newark, New Jersey.

         Bancorporation neither owns nor leases any property.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither Bancorporation nor the Bank is involved in any material pending legal proceedings, other than routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of Bancorporation's shareholders during the fourth quarter of the year ended December
31, 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         Executive officers of Bancorporation and of the Bank are elected annually and serve until their successors are elected and qualified at the next annual meeting of the directors of the respective corporations. The following table sets forth information with respect to the executive officers of Bancorporation and of the Bank.

                        Position with
                        Bancorporation
                        and Bank and Year        Principal
    Name           Age  First Elected            Occupation /1/

Donald M. Karp     60   Chairman of              Position with
                        the Board of             Bancorporation
                        Bancorporation (1985)    and the Bank/2/
                        and the Bank (1985);
                        Chief Executive Officer
                        of Bancorporation (1991)
                        and the Bank (1991);
                        Vice Chairman of the
                        Board of Bancorporation
                        (1981-1985) and the
                        Bank (1978-1985);
                        Director (1972)

John A. Dorman     58   President of             Position with
                        Bancorporation (1992)    Bancorporation
                        and the Bank (1992);     and the Bank/3/
                        Director (1992)

Fred S. Campo      47   Senior Vice President    Position with
                        of the Bank (1986);      Bancorporation
                        Secretary of             and the Bank/4/
                        Bancorporation (1982)
                        and the Bank (1991)

Fred Perry, Jr.    67   Senior Vice              Position with
                        President of             the Bank
                        the Bank (1978)

Peter Kenny        51   First Vice               Position with
                        President of             the Bank /5/
                        the Bank (1991);
                        Senior Vice
                        President of the
                        Bank (1992)

James Boyle        46   Treasurer of             Position with
                        Bancorporation;          Bancorporation
                        Vice President and       and the Bank/6/
                        Comptroller of the
                        Bank (1988); Senior
                        Vice President of the
                        Bank (1992)

Ellen Rogoff       47   First Vice President     Position with
                        of the Bank (1993);      the Bank /7/
                        Senior Vice President
                        of the Bank (1994)
___________________

/1/ Unless otherwise indicated, each of the persons listed has been employed in the indicated principal occupation during the last five years.

/2/ Mrs. Donald M. Karp is the niece of Stanley J. Lesnik and the daughter of Harriet M. Alpert, a principal shareholder of Bancorporation.

/3/ Prior to joining Bancorporation and the Bank, Mr. Dorman was an executive vice president of Chemical Bank New Jersey where he managed the Statewide Commercial Lending division. For the two years prior to the merger in 1989 of Horizon Bank Corp. and Chemical Bank, Mr. Dorman served as President and Chief Executive Officer of Chemical New Jersey

    Corporation, Chemical Banking Corporation's loan production office in New Jersey.

/4/ Mr. Campo joined the Bank in December 1978 as an internal auditor.  In 1982, Mr. Campo became secretary of
    Bancorporation.   In 1986, he was promoted to senior vice
    president of the Bank. In 1991, he became secretary of the Bank.

/5/ For at least five years prior to joining Bancorporation, Mr.
    Kenny was executive vice president and secretary of United
    Jersey Bank, Northwest.

/6/ Prior to joining Bancorporation, from April 1982 to December
    1988 Mr. Boyle was a vice president and project director at National Westminister Bancorporation NJ (formerly First
    Jersey National Bank).

/7/ For the three years prior to joining the Bank, Ms. Rogoff was Manager of Human Resources for Bristol Myers. For at least two years prior to joining Bristol Myers, Ms. Rogoff was Manager of Human Resources for Action Tungsram.

         There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected to their respective positions.


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         Shares of the Common Stock of Bancorporation have been traded under the symbol BNBC on the NASDAQ National Market System since June 2, 1988, and in the over-the-counter market prior to this date. The following table sets forth the range of high and low closing sale price quotations per share for Bancorporation's Common Stock as reported by NASDAQ, together with cash dividends per share paid on Bancorporation's Common Stock, during the periods indicated.

         The market price information does not include retail markups, markdowns or commissions, but is based on actual transactions.

Bancorporation                 High*     Low*    Dividend*

1996     1st Quarter         $10 5/8   $8 3/8    $.06
         2nd Quarter          10 5/8    9 1/2     .06
         3rd Quarter          10        9 1/8     .07
         4th Quarter          12 1/4    9 1/2     .08

1995     1st Quarter           $7 1/2  $6 1/8    $.03
         2nd Quarter            9 1/8   6 3/8     .04
         3rd Quarter            9 3/4   8         .05
         4th Quarter           12       8 1/8     .05

____________
* The market prices and dividends have been restated to give effect to the 10% stock dividend which was distributed
    October 3, 1996.

         As of January 31, 1997, there were 4,667,188 shares of Bancorporation's Common Stock outstanding and approximately 900 holders of record of such stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain historical financial data with respect to Bancorporation on a consolidated basis. The information contained in this table should be read in conjunction with Bancorporation's historical Consolidated
Financial Statements and related notes thereto included elsewhere in this Report.



                                                           December 31,
                              1996             1995             1994            1993              1992
                                                   (Dollars in thousands)

Selected Consolidated
      Statements of
      Condition Information
Total assets               $533,615          $481,185           $428,630        $438,532           $405,634
Loans, gross                287,364           267,419            267,422         265,920            256,293
Investment securities       159,214           116,212            110,933         102,165             99,654
Total deposits              485,073           429,681            391,466         406,066            378,699
Short-term borrowings
   and long-term debt         1,000               782                177             342              3,660
Shareholders' equity         38,358            34,529             30,266          27,421             18,975

Consolidated Statements of Income
      Information
Interest income           $ 35,162          $ 33,398           $ 29,795        $ 28,313            $ 30,441
Interest expense            11,818            10,082              7,464           8,082              11,817
Net interest income         23,344            23,316             22,331          20,231              18,624
Provision for possible
      loan losses            1,350               720                450             900               2,435
Net interest income
      after provision
      for possible loan
      losses                21,994            22,596             21,881          19,331              16,189
Non-interest income          6,556             4,491              3,649           4,023               4,405
Non-interest expense        19,849            19,536             20,073          19,813              17,590
Provision for income
      taxes                  3,428            3,131                 768           1,491               1,311




                                                                         December 31,
                                       1996              1995               1994            1993            1992
                                                                      (Dollars in thousands)
Net income before cumulative
      effect of a change in
      accounting principle            $ 5,273         $ 4,420           $4,689            $ 2,050          $ 1,693
Cumulative effect of a
      change in accounting
      principle                             0                0               0              1,086                0
Net income                            $ 5,273         $ 4,420          $ 4,689            $ 3,136            1,693
Per Share Data
Net income per common share
      Primary
         Before cumulative
         effect of a change
         in accounting
         principle                      $1.13            $1.16           $1.29             $0.45             $0.52
      Cumulative effect of
         a change in
         accounting principle            0.00            0.00             0.00              0.35              0.00
      Primary earnings per
         common share                   $1.13           $1.16             $1.29            $0.80             $0.52
      Fully diluted
         Before cumulative
         effect of a change
         in accounting
         principle                      $1.10            $0.93            $1.00            $0.46             $0.52
      Cumulative effect of
         a change in
         accounting principle            0.00             0.00             0.00             0.24              0.00
      Fully diluted earnings
         per common share               $1.10            $0.93            $1.00            $0.70             $0.52
Cash dividends per
      common share                       0.28             0.17             0.16             0.00              0.00
Book value per
      common share                       8.21             7.40              7.15            6.26              5.89
Dividend payout ratio                   24.58%           26.58%            19.27%          18.05%             0.00%
Weighted average
      number of common shares
      outstanding (in thousands):
         Primary                        4,650            3,302             3,168           3,121             3,093
         Assuming full
          dilution                      4,791            4,735             4,676           4,553             3,216

FINANCIAL RATIOS
Return on average assets                 1.05%           0.97%             1.04%           0.48%             0.39%
Return on average
      shareholders' equity              14.58           13.52             16.16            7.83              9.27
Average equity to
      average assets                     7.20            7.14              6.44            6.12              4.24
Earnings to fixed
      charges /1/                        1.74            1.71              1.68            1.30              1.25
Net interest margin                      5.05            5.59              5.41            5.12              4.68
Net interest spread                      4.33            4.88              4.92            4.55              4.05

ASSET QUALITY RATIOS
Non-performing loans as
      a % of gross loans                 3.39%           3.82%             3.63%           7.72%             7.57%
Non-performing loans as
      a % of total assets                1.82             2.12              2.26            4.68             4.79
Allowance for possible
      loan losses as a
      % of gross loans                   2.97             2.77              2.84            4.23             4.94
Allowance for possible
      loan losses as a % of
      non-performing loans              87.65           72.47            78.32              54.81           65.21
Net chargeoffs as a %
      of average gross loans             0.08            0.35             1.56               0.90            0.67
Non-performing assets as
      a % of loans and OREO              5.03            6.00             5.81              10.03           10.98

CAPITAL RATIOS
Leverage capital                         6.92%           7.17%            7.00%              6.23%           4.34%
Tier 1 capital to total
      risk-weighted assets              11.17           10.58             9.87               9.16            6.55
Total capital to total
      risk-weighted assets              12.44           11.85            11.13              10.45            7.84




/1/ The ratio of earnings to fixed charges is computed by dividing the sum of income before taxes, fixed charges and preferred stock dividends by the sum of fixed charges and preferred stock dividends. Fixed charges represent interest expense and payment of debt.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.
BANCORPORATION'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN BANCORPORATION'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

          The following discussion and analysis is intended to provide information about the financial condition and results of operations of Broad National Bancorporation and its subsidiaries on a consolidated basis and should be read in conjunction with the Consolidated Financial Statements and their related notes.
As used in the following discussion, the term "Company" refers to Broad National Bancorporation and its subsidiaries on a consolidated basis; the term "Bank" refers to Broad National Bank and its subsidiaries on a consolidated basis; and the term "Bancorporation" refers to Broad National Bancorporation on a parent company only basis. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1996 data.

                             SUMMARY

          The Company recorded net income of $5,273,000 or $1.10 per fully diluted common share in 1996, compared to net income of $4,420,000 or $0.93 per fully diluted common share in 1995 and net income of $4,689,000 or $1.00 per fully diluted common share in 1994. Net income in 1994 included tax benefits of $1,500,000 as well as a one-time recovery of $875,000 ($578,000 tax effected) of legal expenses in conjunction with an insurance settlement.

          The per-share data for 1995 and 1994 have been restated to reflect the effects of the 10% stock dividend declared
September 20, 1996 and distributed October 3, 1996.

          An improvement in non-interest income, particularly the increase in service charges on deposit accounts resulting from a more consistent collection of fee income for services provided, is the primary reason for the increase in net income for 1996 as compared to 1995.

          An improved net interest margin, an increase in non-interest income and a decline in non-interest expense contributed to the increase in income, before income taxes, for 1995 as compared to 1994. The increase in income tax expense offset these improvements and resulted in the overall decrease of net income for 1995 as compared to 1994.

          The Company's return on average assets was 1.05% for 1996, 0.97% for 1995 and 1.04% for 1994. The Company's return on average shareholders' equity was 14.58% for 1996, 13.52% for 1995 and 16.16% for 1994.

          The Company's total assets increased $52,430,000 or 10.9% in 1996 following an increase of $52,555,000 or 12.3% in 1995. Total deposits increased $55,392,000 or 12.9% in 1996 following an increase of $38,215,000 or 9.8% in 1995. Total loans, net of the allowance for possible loan losses and unearned income, increased $18,857,000 or 7.26% in 1996 following growth of $282,000 or 0.11% in 1995.

                      RESULTS OF OPERATIONS

NET INTEREST INCOME

          Net interest income, the primary source of earnings for the Company, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and other interest bearing liabilities. Earning assets include loans, investment securities and federal funds sold. Interest bearing liabilities include savings, interest bearing demand and time deposits, and short-term borrowings and long-term debt.

          The following table shows the Company's consolidated average balance of assets, liabilities, and shareholders' equity as well as the amount of interest income or interest expense and the average rate for each category of interest-earning assets and interest-bearing liabilities. Non-accrual loans are included in average loans and interest on loans includes loan fees which are not material. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a 34% tax rate.


                                    NET INTEREST INCOME

                            1996                    1995                     1994
                           Average     Interest  Average   Average      Interest    Average    Average       Interest   Average
                           Balance     and Fees     Rate   Balance      and Fees     Rate      Balance       and Fees    Rate
                                                                (Dollars in Thousands)


ASSETS

Federal funds sold         $ 48,201    $ 2,567   5.24%     $ 38,383      $ 2,253      5.87%      $ 44,509     $1,836     4.13%
Investment Securities
  Securities
    held-to-
     maturity /1/            75,403      4,745   6.29        87,128        5,154      5.92         83,861      4,588     5.47
  Securities
    available-for-sale       61,948      3,689   5.95        27,029        1,682      6.22         23,548      1,257     5.34
Total investment
  securities                137,351      8,434   6.14 /2/   114,157        6,836      5.99 /2/    107,409      5,845     5.44/2/
Loans
  Mortgage                  186,717     16,188   8.67       179,371       16,425      9.16        169,128    14,741      8.72
  Installment                15,083      1,460   9.68        11,328        1,125      9.93          9,251       870      9.40
  Commercial                 75,459      6,485   8.59        74,248        6,691      9.01         82,388     6,417      7.79
  States and political
  subdivisions /1/              756         88  11.64         1,148          146     12.72          1,286       154     11.98
  Total loans               278,015     24,221   8.11 /2/   266,095       24,387      9.16 /2/    262,053    22,182      8.46/2/
  Total interest
  earning assets            463,567    $35,222   7.60%/2/   418,635      $33,476      8.00%/2/    413,971   $29,863      7.21%/2/
Less-Allowance for
  possible loan
  losses                      7,869                           7,558                                 9,691
All other assets             46,517                          46,749                                46,336
Total assets               $502,215                       $ 457,826                             $ 450,616

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing deposits
  Savings and interest
   bearing demand
   deposits                $222,912     $4,899   2.20%     $221,749       $4,900      2.21%      $248,752   $ 5,018      2.02%
  Time deposits:
   Under $100,000            84,077      4,222   5.02        78,511        3,973      5.06         63,118     1,949      3.09
   Over $100,000             52,891      2,639   4.99        20,279        1,040      5.13         13,875       491      3.54
  Total interest
     bearing
     deposits               359,880     11,760   3.27       320,539        9,913      3.09        325,745     7,458      2.29
Short-term borrowings         1,149         58   4.97         2,808          169      6.02            275         6      2.18
Total interest bearing
  liabilities               361,029    $11,818   3.27%      323,347      $10,082      3.12%       326,020    $7,464      2.29%
Other liabilities             7,831                           6,516                                 5,905
Demand deposits              97,197                          95,264                                89,683
Shareholders' equity         36,158                          32,699                                29,008
Total liabilities and
shareholders' equity       $502,215                        $457,826                              $450,616
NET INTEREST INCOME                    $23,404                           $23,394                            $22,399
  NET INTEREST SPREAD                           4.33%                                 4.88%                             4.92%
NET INTEREST MARGIN                             5.05%/3/                              5.59%/3/                          5.41%/3/



     (1) Interest income for investments in states and political subdivisions include tax-equivalent adjustments at a 34% rate.
     (2) Average rates reflect the tax-equivalent adjusted yields on non-taxable investments and loans.
     (3) Represents the difference between interest earned and interest paid, divided by total interest-earning assets.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

          The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the years ended December 31, 1996 and 1995 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period.
The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.



                                  1996 Compared with 1995                         1995 Compared with 1994
                                    Increase (Decrease)                            Increase (Decrease)
                                     Due to a Change in                             Due to a Change in

                           Average         Average                         Average        Average
                           Balance          Rate             Total         Balance          Rate           Total
                                                           (Dollars in Thousands)


Interest earned on:
  Loans                     $1,073         $(1,239)        $ (166)       $ 438              $1,767         $2,205
  Investment securities      1,421             177          1,598          381                 610            991
  Federal funds sold           578            (264)           314         (288)                705            417
  Total interest income     $3,072         $(1,326)        $1,746        $ 531              $3,082         $3,613
Interest paid on:
  Savings and interest
     bearing demand
     deposits               $    1         $    (2)        $   (1)       $(657)              $ 539          $(118)
  Time deposits:
    Under $100,000             282             (33)           249          568               1,456          2,024
    Over $100,000            1,673             (74)         1,599          278                 271            549
  Short-term borrowings        (87)            (24)          (111)         136                  27            163
  Total interest
     expense                $1,869         $  (133)        $1,736        $ 325              $2,293         $2,618
Change in net
     interest income        $1,203         $(1,193)        $   10        $ 206              $  789         $  995
Percent increase in
  net interest income
  over the prior period                                      0.04%                                           4.44%



         Total tax equivalent interest income of $35,222,000 for 1996 represents an increase of $1,746,000 or 5.2% over total tax equivalent interest income of $33,476,000 for 1995. This improvement is primarily due to an increase of $44,932,000 in the average balance of interest earning assets for 1996 as compared to 1995. The largest increase in average balances is reflected in total investment securities, for which the average balance of $137,351,000 for 1996 is $23,194,000 higher than 1995. The average balances of total loans and federal funds sold for 1996 as compared to 1995 increased $11,920,000 and $9,818,000, respectively. The overall increase in the average balance of total interest earning assets contributed an additional $3,072,000 to total tax equivalent interest income for 1996 as compared to 1995. However, this increase was partially offset by a decrease of $1,326,000 in total tax equivalent interest income for 1996 as compared to 1995, resulting from a decline of 40 basis points in the average rate earned on interest earning assets. Decreases in the federal funds rate and the prime rate are the primary reasons for the decline in the average rates earned on total interest earning assets.

         Total interest expense of $11,818,000 for 1996 was $1,736,000 or 17.2% higher than 1995. The cost of total interest bearing liabilities increased to 3.27% for 1996 as compared to 3.12% for 1995. An increase of $37,682,000 in total interest bearing liabilities, and a change in the mix of interest bearing liabilities contributed to the increase in total interest expense for 1996 as compared to 1995. Total average time deposits of $136,968,000 for 1996 were $38,178,000 or 38.7% higher than 1995 total average time deposits. This increase in average time deposit balances increased 1996 interest expense by $1,955,000 as compared to 1995 interest expense. The increase in the average balance of total time deposits also resulted in higher cost time deposits representing 37.9% of total interest bearing liabilities for 1996 as compared to 30.6% of total interest bearing liabilities for 1995. This change in the mix of interest bearing liabilities contributed to the increase in the cost of interest bearing liabilities to 3.27% for 1996 as compared to 3.12% for 1995.

         Tax equivalent net interest income for 1996 was $10,000 or .04% higher than 1995 tax equivalent net interest income. The decline in the average rate on interest earning assets and the increase in the volume of interest bearing liabilities, particularly higher cost time deposits, offset the increased interest income which resulted from the increased volume of interest earning assets.

         During 1995, total interest income, on a tax equivalent basis, increased $3,613,000 or 12.1% compared to 1994. The mix of average interest earning assets changed slightly for 1995 as compared to 1994. Average federal funds sold declined to 9.2% of average interest earning assets, as compared to 10.8% for 1994, while total investment securities increased to 27.3% of average interest earning assets for 1995 as compared to 25.9% for 1994. Total loans remained relatively unchanged, representing 63.5% of average interest earning assets for 1995, as compared to 63.3% for 1994. The increase of $3,613,000 in total interest income for 1995 as compared to 1994 was primarily attributable to an increase of 79 basis points in the average rate earned on total average interest earning assets, and to a lesser extent, an increase of $4,664,000 in total average interest earnings assets. An increase of $4,042,000 in the average balance of loans combined with an increase of 70 basis points in the average rate earned on loans to result in an increase of $2,205,000 in interest income earned on loans. Similarly, an increase of $6,748,000 in the average balance of investment securities combined with a 55 basis point increase in the average rate earned on investment securities to result in an increase of $991,000 in interest income earned on investment securities. Interest income earned on federal funds sold increased $417,000, primarily as the result of an increase of 174 basis points in the average rate earned on federal funds sold, which increase was partially offset by a decrease of $6,126,000 in the average balance of federal funds sold.

         Total interest expense of $10,082,000 for 1995 was $2,618,000 or 35% higher than 1994. The increase in interest expense was primarily attributable to an increase in the average rates paid on interest bearing liabilities, and to a lesser extent due to the change in the mix of interest bearing liabilities. The average rate paid for interest bearing liabilities during 1995 was 83 basis points higher than 1994, with the largest increase in rates reflected in time deposits and short-term borrowings. In addition to the increase in average rates, the average balance of relatively higher costing time deposits and short- term borrowings increased during 1995. Average rates on time deposits under $100,000 were 197 basis points higher for 1995 as compared to 1994, while average rates on time deposits over $100,000 were 159 basis points higher for 1995 than for 1994. The average rate on short-term borrowings for 1995 was 384 basis points higher than 1994. The increase in the average rate paid on all interest bearing liabilities was responsible for an increase of $2,293,000 in total interest expense. Additionally, increases in the average balance of time deposits and short-term borrowings contributed to an additional $325,000 increase in total interest expense for 1995 as compared to 1994.

         Tax equivalent net interest income for 1995 increased $995,000 or 4.4% from 1994, and the net interest margin for 1995 was 18 basis points higher than that for 1994. The increase is primarily attributable to the fact that average rates earned on interest earning assets increased more quickly than rates paid on interest bearing liabilities.

PROVISION FOR POSSIBLE LOAN LOSSES

         In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $1,350,000, $720,000 and $450,000 for 1996, 1995 and 1994,
respectively. The increase in the provision for possible loan losses during 1996 was primarily due to the increase in loans outstanding, as well as management's efforts to address specific problem loans and improve the Company's asset quality ratios.

         Actual net loan charge-offs were $221,000 or .08% of average total loans, $920,000 or .35% of average total loans and $4,100,000 or 1.56% of average total loans for 1996, 1995 and 1994, respectively. Included in the net charge-off figure of $4,100,000 for 1994 are charge-offs for approximately $2,696,000 related to the sale of $5,651,000 of troubled loans, including approximately $4,500,000 of non-performing loans, which was completed during the second quarter of 1994. The net charge-off figure for 1994 also includes a $500,000 recovery received in conjunction with a previously discussed insurance settlement.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES

         Total non-interest income of $6,556,000 for 1996 was $2,065,000 or 46% higher than 1995. The most significant component of this increase is represented by service charges on deposit accounts, which were $1,855,000 or 52.8% higher for 1996 as compared to 1995. This improvement is attributable to a more consistent application and collection of certain deposit fee income for services provided to the existing base of deposit accounts. The 52.8% annual growth rate for 1996 is not indicative of future growth, and future growth, if any, of service charge income will more closely coincide with increases in the number of deposit accounts, increased fees, or new fees associated with new services.

         Other non-interest income increased $344,000 in 1996 as compared to 1995. The largest component of this increase was a non-recurring recognition of $285,000 which represented damages awarded to the bank in settlement of a lawsuit it had filed against an outside service provider for breach of duty. Non-interest income for 1996 also included a loss of $45,000 from the sale of securities available-for-sale, compared to a gain of $71,000 from the sale of securities available-for-sale in 1995.

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

         Total non-interest expense of $19,849,000 for 1996 was $313,000 or 1.6% higher than 1995.

         Salaries expense totaled $7,896,000 for 1996, an increase of $161,000, or 2.1%, compared to 1995. Merit increases and increased incentive salary programs were partially offset by reductions in staff. Employee benefits expense was $231,000 or 10.2% higher for 1996 as compared to 1995. Most of this increase is attributable to higher costs for hospital and medical insurance and pension plans.

         Furniture and equipment expense of $1,090,000 for 1996 was $123,000 or 10.1% lower than 1995. This is primarily attributable to the reduction of equipment rental costs resulting from the Company's decision to purchase rather than lease its personal computer equipment.

         Legal fees totaled $858,000 for 1996, an increase of $311,000, or 56.9%, as compared to 1995. Most of this increase is attributable to increased legal expenses associated with the Bank's efforts to work out its problem loans.

         Professional fees of $1,307,000 for 1996 were $488,000 or 59.6% higher than for 1995. The largest contributing factor to this increase were fees of approximately $625,000 paid to an outside consulting firm which assisted management with a reengineering project for the Bank. All identifiable direct costs associated with this project were expensed in 1996, and fees paid to this firm for future services are anticipated to be significantly lower than fees paid in 1996. However, management anticipates that the expected savings from lower fees will be partially offset by higher costs to address ongoing staff training and bankwide technology improvements identified during the 1996 reengineering process.

         FDIC and OCC assessments totaled $112,000 for 1996, a decrease of $455,000, or 80.2%, compared to 1995. The FDIC assessment declined from $461,000 in 1995 to the $2,000 minimum assessment which the Bank was required to pay in 1996 as a well capitalized institution as defined in the regulatory prompt corrective action framework for capital adequacy requirements.
As the result of the Deposit Insurance Act of 1996, the $2,000 annual minimum deposit insurance assessment was repealed, and in 1997 the Bank's insurance assessment will increase to 1.29 cents per $100 in deposits, which is anticipated to result in an annual FDIC assessment of approximately $60,000 for 1997, subject to changes in the Bank's level of deposits.

         Other real estate expense of $202,000 for 1996 was $103,000 or 104% higher than for 1995. A significant factor contributing to this increase was a loss of approximately $95,000 resulting from the sale of an OREO property during 1996.

         Total non-interest expenses of $19,536,000 for 1995 were $537,000 or 2.7% lower than 1994. Salaries and wages in 1995 were $292,000 or 3.9% higher than those for 1994. This increase was attributable in part to an increase of approximately $112,000 in incentive salary programs as well as payments of approximately $60,000 to selected employees who qualified for and elected to participate in an early retirement program. The remaining increase was primarily attributable to merit increases. Employee benefits expense increased $260,000 or 13% during 1995 as compared to 1994. The most significant component of this increase was additional pension expense of $150,000 related to the early retirement program for selected employees. Legal fees in 1995 of $547,000 represented an increase of $411,000 over 1994 legal fees; however, 1994 legal fees were reduced by a one-time recovery of $875,000 resulting from the settlement of an insurance claim. FDIC and OCC assessments were $586,000 lower in 1995 than 1994 as the result of the reduction of the FDIC assessment during 1995. The largest component of the decrease in other expenses was a decline in expenses associated with a data processing conversion that occurred during 1994.

INCOME TAXES

         The effective tax rates for 1996, 1995 and 1994 were 39.4%, 41.5% and 14.1%, respectively. The decrease in the effective tax rate to 39.4% for 1996 was primarily due to the recognition of tax benefits resulting from the adjustment of the valuation allowance for deferred tax assets. The decrease in the effective rate to 14.1% for 1994 was also primarily due to the recognition of tax benefits resulting from the adjustment of the valuation allowance for deferred tax assets.

         The net change in the total valuation allowance for 1996 was a decrease of $160,000, which was primarily the result of the reduction of the Bank's state tax loss carryforward during 1996. The net change in the total valuation allowance for 1994 was a decrease of $1,500,000, which was the result of the accelerated recognition of temporary differences related to the sale of non-performing loans in 1994 and improvement in the Bank's core earnings.

                       FINANCIAL CONDITION

LOANS

         Total loans, net of deferred loan fees, of $287,116,000 at December 31, 1996 increased $19,986,000 or 7.5% from the December 31, 1995 balance of $267,130,000. The most significant growth occurred in the residential mortgage category, which benefitted from a new fixed rate equity loan program, as well as an increased emphasis on an adjustable rate one to four family mortgage program. Average loans totaled $278,015,000 for 1996, an increase of $11,920,000 or 4.5% compared to an average of $266,095,000 for 1995. For 1996, average loans represented 60.0% of total interest earning assets, compared to 63.5% of total interest earning assets for 1995.

         The following table shows the classification of loans by major category, at December 31, for each of the past five years.

                                                          December 31,
                              1996             1995                1994        1993         1992
                                                      (Dollars in Thousands)

Real estate loans:
  Construction              $ 5,990           $ 4,097            $ 3,913     $ 5,209       $ 6,602
  Mortgage
    Residential              69,341            59,390             61,396      64,570        72,014
    Commercial              126,050           122,347            114,901     108,749       108,548
Commercial loans             73,171            68,479             76,465      66,612        58,090
Installment loans            11,791            12,418              9,746       9,178        10,768
Other loans                   1,021               688              1,001         559           271
Loans held for sale
 (market value $11,153)           0                 0                  0      11,043             0
 Total gross loans         $287,364          $267,419           $267,422    $265,920      $256,293

         Real estate loans include construction mortgages, residential mortgages (including home equity loans), and commercial mortgages.

         Construction loans are predominately floating rate loans and the term thereof generally does not exceed one year. The majority of the Bank's construction loans consist of loans secured by single - or multi- family dwellings located in the Bank's primary market area.

         Residential mortgage loans include mortgages for the purchase or refinancing of residential properties and are secured by first liens on those properties. This category also includes home equity loans which are secured by either a first or second lien on real estate.

         Commercial mortgages include mortgages on owner occupied buildings and investment properties, secured by first mortgages on these properties. Amortization is generally based on terms of 15 years or less, and most loans have interest rate reset terms of 5 years or less.

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

    The following table summarizes the contractual maturities of certain loan categories at December 31, 1996.

                        Within          1-5        Over
                       One Year        Years      5 Years             Total
                                     (Dollars in Thousands)

Real estate loans:
  Construction        $ 5,990       $    0       $      0            $  5,990
  Mortgage             29,309       46,894        119,188             195,391
Commercial loans       35,122       27,805         10,244              73,171

     The table below presents the breakdown of loans with fixed and variable rates at December 31, 1996 for loans with a term of greater than one year in the following categories:

                             Fixed              Variable
                         Interest Rates      Interest Rates
                              (Dollars in Thousands)

Real Estate loans:
  Mortgage               $ 95,546                 $70,536
Commercial loans           18,263                  19,786


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

                                                            December 31,

                                    1996           1995            1994                1993               1992

                                                          (Dollars in Thousands)
Average loans outstanding
   during the year               $278,015        $266,095        $262,053            $255,634            $270,994
Total gross loans at
  period end                     $287,364        $267,419        $267,422            $265,920            $256,293
Allowance, beginning
  of the year                    $  7,402        $  7,602        $ 11,252            $ 12,659            $ 12,030
Loans charged-off
  during the year:
    Commercial                        569           1,952           2,184               2,047               1,551
  Mortgage                            520              80           2,809                 379                 136
  Installment                         175              91             148                 157                 584
Total loans charged-off
  during the year                   1,264           2,123           5,141               2,583               2,271
Recoveries during the year:
  Commercial                          804           1,005             890                 111                 354
  Mortgage                            104             142              10                   0                   2
  Installment                         135              56             141                 165                 109
Total recoveries during
  the year                          1,043           1,203           1,041                 276                 465
Net loans charged-off
  during the year                     221             920           4,100               2,307               1,806
Provision charged to
  operations                        1,350             720             450                 900               2,435
Allowance, end of the year       $  8,531        $  7,402          $7,602             $11,252            $ 12,659
Ratio of net loans
  charged-off to average
  loans outstanding
  during the year                   0.08%           0.35%           1.56%               0.90%               0.67%
Allowance for possible
  loan losses as a
  percentage of total
  gross loans                       2.97%           2.77%           2.84%               4.23%               4.94%


         The following table reflects the allowance for possible loan losses by category as of December 31, for each of the past five years:


                                                                             December 31,
                            1996             1995                     1994                     1993                  1992
                               Percent          Percent                  Percent                 Percent                Percent
                               of Loans         of Loans                 of Loans                of Loans               of Loans
                                to                to                       to                      to                     to
                      Dollar   Total  Dollar     Total        Dollar     Total      Dollar       Total       Dollar      Total
                      Amount   Loans  Amount     Loans        Amount     Loans      Amount       Loans       Amount      Loans
                                                              (Dollars in Thousands)



Real Estate Loans:
  Construction       $   30     2%    $  163        2%       $  163      2%          $ 817             2%        $ 1,538       2%
  Mortgage            1,880    68      1,765       68         1,984     66           3,370            65           2,999      71
Commercial loans      6,303    26      5,052       26         5,147     29           6,664            25           7,466      23
Installment loans       171     4        271        4           308      3             401             4             406       4
Other                   147     *        151        *             0      *               0             4             250       *
  Total              $8,531   100%    $7,402       100%       $7,602   100%        $11,252           100%        $12,659      100%
*  Less than 1.0%

          As previously discussed under "PROVISION FOR POSSIBLE
LOAN LOSSES", approximately $2,696,000 of the $5,141,000 of loans charged off during 1994 resulted from the sale of troubled loans.

          The allowance for possible loan losses includes an allocation for all loans classified as special mention, substandard, doubtful or loss (See "Asset Quality" below for definitions of such classifications). After allocating the allowance for classified loans, an allocation is made for all non-classified loans. The allocation for non-classified loans is made by loan category, based upon the historical loss experience for each loan category as well as perceived risk of loss for each loan category. The amount of the allowance applicable to non-classified loans was $5,819,000 and $3,778,000 at December 31, 1996 and December 31, 1995, respectively. Since these factors are subject to change, the allocation of the allowance for possible loan losses should not be interpreted as an indication that such amounts or proportions will continue or indicate future trends.

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

          Classifications consist of "special mention loans," defined as loans with only modest deficiencies in documentation and with potentially weakening credit features; "substandard loans," defined as loans that have a well-defined credit weakness; "doubtful loans," defined as loans that have a significantly higher probability of loss than substandard loans; and "loss" loans which are charged-off when they are deemed uncollectible.

          Non-performing assets consist of (i) non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been restructured due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

     The following table reflects the components of non-performing assets at December 31, for each of the past five years:

                                                              December 31,
                               1996              1995            1994                 1993                  1992
                                                           (Dollars in Thousands)
Past due, 90 days or more:
  Mortgage                       $1,068            $1,938         $1,388              $4,535              $5,112
  Commercial                        247             1,167            714               1,434               1,607
  Installment                        34                18             23                  53                 163
Total past due 90 days
  or more                        $1,349            $3,123         $2,125              $6,022              $6,882
Non-accrual loans:
  Mortgage                       $2,800            $4,042         $4,357              $9,858              $6,316
  Commercial                      5,584             3,049          3,222               4,641               6,180
  Installment                         0                 0              2                   7                  36
Total non-accrual loans          $8,384            $7,091         $7,581             $14,506             $12,532
Total non-performing loans       $9,733           $10,214         $9,706             $20,528             $19,414
Restructured loans
  (excluding
  amounts classified as
  non-performing loans)           3,934             5,105          5,445               5,721               8,380
Other real estate owned, net        841               772            400                 461                 402
Total non-performing
  assets                       $ 14,508           $16,091        $15,551             $26,710             $28,196
Non-performing loans as
  a percent of total
  gross loans                      3.39%             3.82%          3.63%               7.72%               7.57%
Non-performing loans as
  a percent of total assets        1.82%             2.12%          2.26%               4.68%               4.79%
Non-performing assets as a
  percent of loans and
  other real estate owned          5.03%             6.00%          5.81%              10.03%              10.98%
Allowance for possible
  loan losses                  $  8,531           $ 7,402        $ 7,602             $11,252             $12,659
Allowance for possible
  loan losses as a percent
  of non-performing loans         87.65%            72.47%         78.32%              54.81%              65.21%



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

          In addition to the non-performing and restructured
loans as of December 31, 1996 and 1995, the Company had
classified an additional $3,088,000 and $4,932,000, respectively,
as substandard loans.   A loan loss reserve has been allocated to
such loans in accordance with the Company's policies.

          In the course of resolving non-performing loans, the Bank may restructure the contractual terms of its loans with its borrowers. If, prior to such restructuring, the loan was classified as non-accrual, it is the Bank's policy to continue to carry these restructured loans on non-accrual status for a period of time (typically six months) before management considers their return to accrual status. At December 31, 1996, loans aggregating $3,934,000 were categorized as restructured. These loans are currently performing in accordance with their modified terms.

          The level of non-performing assets is heavily dependent upon local economic conditions. The December 31, 1996 total non-performing assets of $14,508,000 represents a decrease of $1,583,000 or 9.8% from December 31, 1995. There can be no assurance that the level of the Company's non-performing assets will not increase in the future.

          In May of 1993, FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" which apply to financial statements for fiscal years beginning after December 15,1994. These Statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. There was no material impact on the financial position or results of operations as a result of the Company adopting these statements during 1995.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD

          The Company invests a portion of its available funds in short-term and longer-term instruments, including federal funds sold and investment securities.

          Federal funds sold are used primarily for daily cash management purposes. Average federal funds sold of $48,201,000 for 1996 represented 10.4% of total average interest earning assets, as compared to 9.2% for 1995.

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

          Securities in the available-for-sale category are those for which the Company does not have the positive intent and ability to hold to maturity. Available-for-sale securities are reported at fair value. Any unrealized appreciation or depreciation in the available-for-sale securities, net of tax effects, is reported as a separate component of equity capital. At December 31, 1996 and 1995, the Company reported net unrealized securities gains of $146,000 and $284,000, respectively, in the Shareholders' Equity section of the consolidated statement of condition.

          On November 15, 1995, the Financial Accounting
Standards Board (FASB) issued a Special Report, "A Guide to
Implementation of Statement 115 on Accounting for Certain
Investments in Debt and Equity Securities." The guidance in this Special Report became effective November 15, 1995.

          Included within the Special Report is guidance that permitted banking organizations to perform a one-time assessment to determine the appropriateness of the designations of all securities currently held. Any resulting redesignations were to be made in conjunction with the guidance which allowed banking organizations to transfer debt securities from the held-to-maturity portfolio before year-end 1995, without calling into question their intent to hold other debt securities to maturity.

          In accordance with the guidance contained within the Special Report, effective December 1, 1995 the Company transferred securities with a book value of $37,911,000 from held-to-maturity to available-for-sale. These securities had a market value of $38,238,000 which resulted in the Company recording an unrealized gain on securities available-for-sale, net of tax, within Shareholders' Equity of $216,000.

          At December 31, 1996, securities held-to-maturity of $90,170,000 represented 56.6% of the total investment securities portfolio, as compared to 51.9% at December 31, 1995. Securities available-for-sale of $69,044,000 at December 31, 1996 represented 43.4% of the total investment securities portfolio, as compared to 48.1% at December 31, 1995. Total average investment securities of $137,351,000 for 1996 represented 29.6% of 1996 total average interest earning assets, up from 27.3% of total average interest earning assets for 1995.

          The table below presents the amortized cost and total estimated fair values of securities held-to-maturity as of year end for each of the past five years:


                                1996               1995            1994               1993                  1992
                                                                 (Dollars in Thousands)
U.S. Treasury                  $     0            $     0         $11,795             $ 8,804             $54,107
U.S. Government Agencies        33,862             11,055           3,080               1,089                 151
Mortgage-backed securities      52,946             46,108          73,204              59,670              44,915
States and political
  subdivisions                   1,182              1,875           1,336               1,009                 100
Other                            2,180              1,228             374                 376                 381
Amortized cost                 $90,170            $60,266         $89,789             $70,948             $99,654
Estimated fair value           $89,482            $59,948         $84,188             $70,759             $99,817


          Maturities and weighted average yields of securities held-to-maturity at December 31, 1996, segregated by contractual maturity, are illustrated below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                  Maturing
                                                     After One         After Five
                           Within                    But Within        But Within                 After
                          One Year                   Five Years        Ten Years                Ten Years            Total
                     Amount     Yield         Amount       Yield  Amount       Yield     Amount       Yield      Amount    Yield
                                                                           (Dollars in Thousands)
U.S. Government
  Agencies            $  --         --%       $10,697      6.73%   $19,165      7.16%     $4,000       7.50%     $33,862    7.07%
Mortgage-backed
  securities            129       7.27         37,358      5.93     13,035      6.71       2,424       6.75       52,946    6.16
States and political
subdivisions /1/        --          --          1,182      6.66         --        --          --        --         1,182    6.66
Other                   --          --             --        --         --        --        2,180      6.02        2,180    6.02
Total book value      $  129      7.27%       $49,237      6.12%     $32,200      6.98%    $8,604      6.92%     $90,170    6.50%

(1)  The weighted average yields have been computed based on a tax-equivalent basis, assuming a 34% income tax rate.



     The table below presents the amortized cost and total estimated fair values of securities available-for-sale at December 31, 1996, 1995, 1994 and 1993. There were no such securities available-for-sale for years prior to 1993:

                                                  December 31,
                                  1996        1995         1994       1993
                                                   (Dollars in Thousands)

U.S. Treasury                    $12,513    $14,745      $10,932    $14,008
U.S. Government
  Agencies                         1,000      1,000            0          0
Mortgage-backed
  securities                      55,309     39,774       11,297     17,209
Amortized cost                   $68,822    $55,519      $22,229    $31,217
Estimated fair value             $69,044    $55,946      $21,144    $31,303

          Maturities and weighted average yields of securities available-for-sale at December 31, 1996, segregated by contractual maturity, are illustrated below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               Maturing
                                          After One          After Five
                      Within             But Within          But Within               After
                     One Year            Five Years          Ten Years             Ten Years                      Total
                     Amount    Yield   Amount    Yield    Amount     Yield      Amount      Yield         Amount          Yield
                                                              (Dollars in Thousands)
U.S.Treasury         $   --     --%    $12,513    6.15%    $ --       --%     $    --        --%         $12,513          6.15%
U.S. Government
  Agencies               --     --       1,000    5.76       --        --          --        --            1,000          5.76
Mortgage-backed
 securities           2,303    5.84     20,082    6.44       --        --      32,924      6.71           55,309          6.52
Total book value     $2,303    5.84%   $33,595    6.31%    $ --        --%    $32,924      6.71%         $68,822          6.44%

       Realized gains (losses) from the sale of securities available-for-sale were ($45,000), $71,000 and ($169,000) for
1996, 1995 and 1994, respectively.

DEPOSITS

       The Bank's deposit base is its primary source of funds.
The Bank offers a broad range of deposit products, including non-interest bearing demand deposits, NOW accounts, savings accounts, IMMA's and certificates of deposit.

       The December 31, 1996 total deposit balance of $485,073,000 represents an increase of $55,932,000 or 12.9% from the December 31, 1995 balance of $429,681,000. This growth occurred in time deposits of $100,000 or more, which time deposits served primarily as the funding source to support the growth in the investment and loan portfolios. This growth in time deposits originated from new or expanded relationships with municipal government units within markets served by the bank, and served as an alternative to other sources of borrowed funds. Average time deposits over $100,000 of $52,891,000 for 1996 represented 14.7% of total average interest bearing deposits as compared to 6.3% in 1995. This increase in relatively higher cost deposits was a significant contributor to the overall increase in the cost of funds for 1996 as compared to 1995.

       The following table shows a breakdown of the average balances and average rates paid on the following deposit categories for each of the past three years:

                                                          Year Ended December 31,
                                    1996                           1995                               1994
                         Average           Average      Average            Average            Average         Average
                         Balance            Rate        Balance             Rate              Balance           Rate
                                                   (Dollars in thousands)


Demand deposits          $ 97,197              - %       $ 95,264              - %            $ 89,683            - %
Savings and
  interest bearing
  demand deposits         222,912            2.20         221,749            2.21              248,752          2.02
Time deposits             136,968            5.01          98,790            5.07               76,993          3.17
Total average
  deposits               $457,077            2.57%       $415,803            2.38%            $415,428          1.79%


          The following is a breakdown of the maturity of time certificates of deposit and other time deposits in excess of $100,000 as of December 31, 1996 and December 31, 1995, respectively:

                               Dec. 31, 1996     Dec. 31, 1995
                                     (Dollars in Thousands)

Under three months                  $71,160           $12,463
Three to six months                   5,851             4,904
Six to twelve months                  2,993             2,057
Over twelve months                    1,160             1,483
  Total                             $81,164           $20,907

SHORT-TERM BORROWINGS

          Short-term borrowings represent federal funds purchased and securities sold under agreements to repurchase, which are used to supplement the Bank's deposit base as a source of funding. The majority of these instruments have terms ranging from one to thirty days. These balances increased $218,000 to $1,000,000 at December 31, 1996 from $782,000 at December 31,
1995. The average balance of short-term borrowings represented less than 1% of total average interest bearing liabilities for both 1996 and 1995.

          Information regarding the levels of short-term borrowings for each of the past three years is as follows:

                                                    December 31,
                                            1996        1995       1994
                                                (Dollars in Thousands)
Balance, end of year                      $ 1,000     $  782       $ 177
Maximum outstanding during
  the year at any month end               $ 1,282    $21,345       $ 177
Average interest rate,
  end of year                                4.95%      5.69%       2.95%
Average outstanding
  during the year                         $ 1,149    $ 2,808       $ 275
Average interest rate
  for the year                               4.97%      6.02%       2.18%

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

          Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of December 31, 1996 and 1995.

                                           Dec. 31, 1996  Dec. 31, 1995
Cash and cash equivalents
  and securities maturing in
  one year to total assets                        14.9%       22.1%
Net loans to total deposits                       57.4%       60.4%

          To assist in the management of its liquidity, the Bank had available $23,750,000 in lines of credit with correspondent banks, which lines were not in use at December 31, 1996.

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

          Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National
Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1996, retained earnings of the Bank of $6,942,000 are available for payment of dividends to the parent company without regulatory approval.

          Additionally, at December 31, 1996, Bancorporation had available $684,000 of cash for the purpose of paying future dividends and operating costs. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make dividend payments and may be required to seek other sources of capital and liquidity, if available.

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

          At December 31, 1996, there was a cumulative twelve month liability sensitive gap of .51:1. In a rising rate environment, a liability sensitive gap position generally indicates that increases in the cost of interest bearing liabilities will outpace increases in income from interest earning assets. This risk can be reduced by various strategies, including the management of liability costs and the investment of asset maturities and cash flows in such a way as to insulate net interest income from the effects of changes in interest rates.

          An interest sensitivity table is not a complete picture of the possible effect of interest rate changes on net interest income. First, changes in the general level of interest rates will not affect all categories of assets and liabilities equally or simultaneously. Second, the table represents a one-day position: variations occur daily as the Company adjusts its interest sensitivity throughout the year. Third, the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets. Finally, since this table is based on contractual maturities, it does not include required principal payments or estimates of early principal payments on residential mortgages, installment loans and investment securities. These static measurements are best used as early indicators of potential interest rate exposure.

          These gap positions are also monitored through the use of simulation modeling techniques which apply alternative interest rate scenarios to periodic forecasts of future business activity and estimate the related impact on net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings growth in ever-changing interest rate environments.

          The table below indicates as of December 31, 1996 the time period in which interest-earning assets and interest-bearing liabilities are scheduled to mature or reprice in accordance with their contractual terms.



                                        After             After            After
                                        Three              Six              One
                          Three        Through           Through          Through
                         Months           Six             Twelve           Five              After
                         Or Less        Months            Months          Years            Five Years           Total
                                                          (Dollars in Thousands)

Assets
Investment
  securities            $ 26,628           $    0         $ 2,473        $ 87,336            $ 42,777            $159,214
Loans                     83,434            8,512          16,133          71,684             107,601             287,364
Federal funds sold        57,075                0               0               0                   0              57,075
Other assets                   0                0               0               0              29,962              29,962
Total assets            $167,137           $8,512         $18,606        $159,020            $180,340            $533,615

Liabilities and
 Shareholders' Equity
NOW and savings
  accounts              $192,659          $     0         $     0        $      0            $      0            $192,659
Money market
  accounts                24,591                0               0               0                   0              24,591
Time deposits            104,718           35,732          17,848           8,193                 387             166,878
Short term
  borrowings               1,000                0               0               0                   0               1,000
Other liabilities
  and shareholders'
  equity                       0                0               0               0             148,487             148,487
Total liabilities
  and shareholders'
  equity                $322,968          $35,732         $17,848        $  8,193            $148,874            $533,615
Sensitivity gap        $(155,831)        $(27,220)        $   758        $150,827            $ 31,466            $      0
Gap as a percentage
  of assets               -29.20%           -5.10%           0.14%          28.27%               5.90%                  0%
Cumulative
  sensitivity gap      $(155,831)       $(183,051)      $(182,293)       $(31,466)           $      0            $      0
Cumulative gap as
  a percentage
  of assets               -29.20%          -34.30%         -34.16%          -5.90%                  0%                  0%
Cumulative
 sensitivity ratio         51.75%           48.97%          51.59%          91.82%              100.0%                  0%


SHAREHOLDERS' EQUITY

          Shareholders' equity of $38,358,000 at December 31, 1996 was $3,829,000 or 11.1% higher as compared to December 31, 1995. The ratio of average total equity to average total assets was 7.20% for 1996 compared to 7.14% for 1995. Book value per common share increased to $8.21 at December 31, 1996 from $7.40 at December 31, 1995.

          The redemption of both classes of the Company's preferred stock was completed during 1996 and 3,947 shares of both classes of preferred stock were redeemed. In lieu of redemption, 575,730 shares or 99.3% of the total outstanding shares of both classes of preferred stock were converted into 1,176,522 shares of common stock.

          The Company and its bank subsidiary are subject to various regulatory capital requirements. Capital adequacy for the Company is measured against guidelines established by the Federal Reserve Board. The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage guidelines. Effective December 31, 1992, bank holding companies were required to maintain a ratio of at least 8.00% between capital and risk-weighted assets, of which approximately one-half (4.00%) must be in Tier 1 capital. In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 capital to quarterly average total assets less goodwill) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

          The Bank is subject to generally similar capital requirements adopted by the OCC.

          The tables below present in summary form the risk-based and leverage capital ratios of the Company and the Bank as of December 31, 1996 and 1995.

                                            The Company                        The Bank
                                                    (Dollars in Thousands)
                                    1996                1995           1996            1995
Ratios:
  Tier 1 leverage                   6.92%                7.17%          6.82%          7.00%
  Tier 1 risk-based capital        11.17                10.58          11.00          10.34
  Total risk-based capital         12.44                11.85          12.26          11.60

Capital:
  Tier 1                        $ 37,512              $33,545        $36,939        $32,779
  Tier 2                           4,252                4,005          4,252          4,005
  Total Regulatory              $ 41,764               37,550        $41,191        $36,784

Assets:
  Risk-adjusted assets          $335,854             $316,995       $335,854       $316,995
  Average assets
  (leverage capital basis)      $541,903             $468,088       $541,903       $468,088




RECENT ACCOUNTING PRONOUNCEMENTS

          In May 1995 the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Statement requires capitalization of the value of rights to service mortgage loans for others, whether those rights were acquired through purchase or origination. SFAS No. 122 also requires that capitalized mortgage servicing rights be evaluated for impairment based on their fair value with any adjustments recognized through a valuation allowance. The Company did not sell any loans in 1996 and therefore has not been impacted by SFAS No.122. The Company does not expect the adoption of SFAS No.122 to have a material effect on its future financial position or results of operations.

          In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages use of a fair value based method of accounting for stock-based compensation plans while allowing continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue using the APB No. 25 method of accounting must make pro forma disclosures of net income and earnings per shares as if the fair value based method of accounting, as defined is SFAS No. 123, had been applied.

          The Company adopted SFAS No. 123 effective January 1,
1996 and will continue accounting for stock-based compensation under APB No. 25 and include the pro forma disclosures required by SFAS No. 123 in annual financial statements beginning in the year ended December 31, 1996.

          In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers that occur after December 31, 1996, and will be applied prospectively. The Company does not expect the adoption of SFAS No. 125 to have a material effect on its future financial position or results of operations.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL
CONDITION OR BUSINESS

          In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, Bancorporation is hereby identifying important risks and uncertainties that could affect Bancorporation's actual results of operations, financial condition or business and could cause Bancorporation's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, Bancorporation. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

ECONOMIC CONDITIONS IN BANCORPORATION'S PRIMARY MARKET AREA

          The profitability of Bancorporation is dependant on the profitability of its subsidiary, Broad National Bank, which is a national banking association operating out of New Jersey. The Bank's financial condition is affected by fluctuations in the economic conditions prevailing in that portion of New Jersey in which the Bank's banking operations are located. Accordingly, the financial conditions of both the Bank and Bancorporation would be adversely affected by deterioration in the general economic and real estate climate in the State of New Jersey. The Bank's business is also subject to fluctuations in interest rates, national and local economic conditions, monetary and regulatory policies and consumer and institutional confidence in the Bank. The fluctuations are neither predictable nor controllable and may have materially adverse consequences upon the operations and financial condition of the Bank and Bancorporation in the future even if other favorable events occur.

IMPORTANCE OF NET INTEREST INCOME AND SUSCEPTIBILITY TO CHANGES
IN INTEREST RATES

          The primary source of earnings for the Bank and Bancorporation is net interest income, which is the difference between interest and fees earned on loans and other interest-earning assets, and the interest paid on deposits and other interest-bearing liabilities. There may be a difference between the amount of interest-earning assets scheduled to reprice in any given period and the amount of interest-bearing liabilities scheduled to reprice over the same time. Any difference can create a lag between the time it takes the rate the bank earns interest to respond to market fluctuations and the time it takes the rate the bank incurs interest costs to respond to market fluctuations, and vice-versa. Because of these "interest sensitivity gaps," the amount of net interest income may be affected by fluctuations in the interest rate.

ASSET QUALITY AND LENDING RISKS

          Success in the banking industry largely depends on the quality of loans and other assets. The Bank's loan officers are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. The Bank's failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of the Bank and Bancorporation. There is a degree of credit risk associated with any lending activity. Bancorporation attempts to minimize its credit risk through loan diversification. Although Bancorporation's loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in New Jersey. Therefore, the loan portfolio is susceptible to factors affecting the New Jersey area and the level of non-performing assets is heavily dependant upon local conditions. See "Economic Conditions in Bancorporation's Primary Market Area." There can be no assurance that the level of Bancorporation's non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of the Bank and Bancorporation.

PROVISIONS FOR POSSIBLE LOAN LOSSES

          Bancorporation makes a provision for possible loan losses based upon management's analysis of potential losses in the loan portfolio and consideration of prevailing economic conditions. Bancorporation may need to increase the provision for loan losses through additional provisions in the future if the financial condition of any of its borrowers deteriorates or if real estate values decline. See "Asset Quality and Lending Risks." Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review Bancorporation's loan portfolio, provision for loan losses, in-substance foreclosed loans, and real estate acquired by foreclosure. Such agencies may require, and in the past have required, Bancorporation to recognize additions to the provision for loan losses based on their judgments of information available to them at the time of the examination. Any additional provisions for possible loan losses, whether required as a result of regulatory review or initiated by Bancorporation itself, may materially alter the financial outlook of the Bank and Bancorporation.

COMPETITION IN BANCORPORATION'S MARKET AREA

          Vigorous competition exists in all major areas where Bancorporation and the Bank presently engage in business. The Bank faces intense competition in local and national markets from other major banking institutions. The Bank is in direct competition with some larger institutions that have substantially greater resources, better name recognition, stronger market presence, and the ability to offer a wider range of services. Competition from larger institutions is especially prevalent due to the accelerated pace of bank mergers in the New Jersey area. The long-term impact of such mergers and consolidations on the New Jersey market area is uncertain. The Bank may face even more intense competition because of the proliferation of bank mergers. An increase in the intensity of competition from other banks in the New Jersey market could have a materially adverse impact on the operations and financial condition of the Bank and Bancorporation.

          In addition to the competition from rival banking companies, the Bank faces competition from non-bank institutions including: finance companies; mortgage lenders; small loan companies; credit unions; insurance companies; and a variety of other financial service and advisory companies. The stock market, mutual funds, and other non-federally insured investments also compete with the Bank for customer deposits. The Bank may face more intense competition from these and other non-banking industries and investments in the future. A failure of the Bank to be competitive could have a materially adverse effect on the Bank and Bancorporation.

REGULATION

     Banks and bank holding companies such as Bancorporation are subject to regulation by both federal and state bank regulatory agencies. The regulations, which are designed to protect borrowers and promote certain social policies, include limitations on the operations of banks and bank holding companies, such as minimum capital requirements and restrictions on dividend payments. These regulations are not necessarily designed to maximize the profitability of banking institutions. Future changes in the banking laws and regulations could have a materially adverse effect on the operations and financial condition of the Bank and Bancorporation.

IMPORTANCE OF EXECUTIVE OFFICERS

          The success of the Bank and Bancorporation has been largely dependant on the efforts of Donald Karp, John Dorman and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Donald Karp, John Dorman, or any of the other key executive officers could have a materially adverse effect on the Bank and Bancorporation.

ADDITIONAL FACTORS

          Additional risks and uncertainties that may affect the future results of operations, financial condition or business of the Bank and Bancorporation include, but are not limited to: (i) the ability to keep pace with technological change including developing and implementing technological advances timely and cost-effectively in order to provide better service and remain competitive; (ii) adverse publicity, news coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding the Bank or Bancorporation; and (iii) changes in accounting policies and practices.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page

Independent Auditors' Report as of December 31, 1996
     and 1995 and for the years ended December 31, 1996,
     1995 and 1994                                             53

Consolidated Statements of Condition as of December 31,
     1996 and 1995                                             54

Consolidated Statements of Income for each of the years
     ended December 31, 1996, 1995 and 1994                    55

Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 1996, 1995 and 1994      57

Consolidated Statements of Cash Flows for each of the
     years ended December 31, 1996, 1995 and 1994              58

Notes to Consolidated Financial Statements                     59


All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors of Broad National Bancorporation:

          We have audited the accompanying consolidated statements of condition of Broad National Bancorporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broad National Bancorporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

          As discussed in note 1 to the consolidated financial statements, Broad National Bancorporation and subsidiaries adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994.


                                        /s/ KPMG Peat Marwick LLP

                                            KPMG Peat Marwick LLP




Short Hills, New Jersey
January 15, 1997

Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 1996 and 1995
(Dollars in thousands, except share amounts)
                                                      1996          1995
ASSETS
CASH AND DUE FROM BANKS (Note 10)                   $ 19,782       $25,810
FEDERAL FUNDS SOLD                                    57,075        61,300
CASH AND CASH EQUIVALENTS                             76,857        87,110
SECURITIES HELD-TO-MATURITY
 (aggregate market value $89,482
  and $59,948, respectively) (Note 2)                 90,170        60,266
SECURITIES AVAILABLE-FOR-SALE (Note 2)                69,044        55,946
LOANS, net of deferred loan fees (Note 3)            287,116       267,130
LESS - Allowance for possible loan
  losses (Note 4)                                      8,531         7,402
        NET LOANS                                    278,585       259,728
PREMISES AND EQUIPMENT, net (Note 5)                   8,888         9,418
ACCRUED INTEREST RECEIVABLE                            3,351         2,819
OTHER ASSETS (Note 6)                                  6,720         5,898
TOTAL ASSETS                                        $533,615      $481,185

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
  Non-interest bearing demand                       $100,945      $102,207
  Savings and interest bearing demand                217,250       220,058
  Time deposits less than $100,000                    85,714        86,509
  Time deposits of $100,000 or more                   81,164        20,907
        Total deposits                               485,073       429,681
SHORT-TERM BORROWINGS (Note 9)                         1,000           782
ACCRUED TAXES, INTEREST AND OTHER
  LIABILITIES (Notes 6 and 7)                          9,184        16,193
        TOTAL LIABILITIES                            495,257       446,656
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY (Note 11)
Preferred stock-1985 class, $10 par
 value, authorized 17,124 shares,
 outstanding 0 shares in 1996 and 17,124
 shares in 1995                                            0           171
8 1/2% Cumulative Convertible Preferred
 Stock-1992 class, $1 par value,
 authorized 690,000 shares, outstanding
 0 shares in 1996 and 562,553 shares in 1995               0           563
Common stock, $1 par value, authorized
 5,500,000 shares; issued: 1996,
 4,677,188 shares; 1995, 3,059,203 shares              4,677         3,059
Capital surplus                                       26,589        23,145
Retained earnings                                      7,004         7,307
Common stock in treasury, at cost:
 5,000 shares in 1996 and 0 shares in 1995              (58)             0
Unrealized gain on securities
  available-for-sale, net                                146           284
         TOTAL SHAREHOLDERS' EQUITY                   38,358        34,529
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                            $533,615      $481,185

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1996, 1995 and 1994
(In thousands, except per share amounts)

                                                  1996      1995      1994

INTEREST INCOME
  Interest and fees on loans (Note 3)          $24,190    $24,337    $22,130
  Interest on securities held-to-maturity
   Taxable                                       4,667      5,071      4,544
   Tax exempt                                       49         55         28
  Interest on securities available-for-sale      3,689      1,682      1,257
  Interest on federal funds sold                 2,567      2,253      1,836
   TOTAL INTEREST INCOME                        35,162     33,398     29,795
INTEREST EXPENSE
   Interest on savings and interest bearing
       demand deposits                           4,899     4,900      5,018
   Interest on time certificates of
       deposit of $100,000 or more               2,639     1,040        491
   Interest on other time deposits               4,222     3,973      1,949
   Interest on short-term borrowings                58       169          6
TOTAL INTEREST EXPENSE                          11,818    10,082      7,464
NET INTEREST INCOME                             23,344    23,316     22,331
PROVISION FOR POSSIBLE LOAN LOSSES (Note 4)      1,350       720        450
NET INTEREST INCOME AFTER PROVISION FOR
 POSSIBLE LOAN LOSSES                           21,994     22,596     21,881
NON-INTEREST INCOME
 Service charges on deposit accounts             5,370      3,515      3,393
 Other income                                    1,231        887        721
 Gain (loss) on sale of securities available-
       for-sale (Note 2)                           (45)        71       (169)
 Gain (loss) on sale of loans                        0         18       (296)
 TOTAL NON-INTEREST INCOME                       6,556      4,491      3,649
NON-INTEREST EXPENSES
 Salaries and wages                              7,896      7,735      7,443
 Employee benefits (Note 7)                      2,486      2,255      1,995
 Occupancy expense (Note 10)                     1,923      1,975      1,927
 Furniture and equipment expense                 1,090      1,213      1,361
 Advertising                                       406        425        360
 Data processing fees                            1,070      1,086      1,256
 Legal fees                                        858        547        136
 Professional fees                               1,307        819        806
 Insurance                                         413        415        374
 Postage, delivery and communication               675        624        589
 FDIC and OCC assessments                          112        567      1,153
 Other real estate expense                         202         99        169
 Other expenses                                  1,411      1,776      2,504
    TOTAL NON-INTEREST EXPENSES                 19,849     19,536     20,073

INCOME BEFORE INCOME TAXES                       8,701      7,551      5,457
PROVISION FOR INCOME TAXES (Note 6)              3,428      3,131        768
NET INCOME                                     $ 5,273    $ 4,420     $4,689

NET INCOME APPLICABLE TO COMMON
  STOCK (NOTE 11)                              $ 5,273     $ 3,840     $4,075
AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (Note 11)
     PRIMARY                                     4,650       3,302      3,168
     ASSUMING FULL DILUTION                      4,791       4,735      4,676
NET INCOME PER COMMON SHARE (Note 11)
PRIMARY EARNINGS PER COMMON SHARE                $1.13       $1.16      $1.29
FULLY DILUTED EARNINGS PER COMMON SHARE          $1.10       $0.93      $1.00


The accompanying notes to the consolidated financial statements are an integral part of these statements.

Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1996, 1995, and 1994
(In thousands, except per share amounts)

                                                                                          Unrealized
                                                                                             Gain
                       Number                                                             (Loss) On
                        Of       Pre-     Pre-                                            Securities
                      Common    ferred  ferred    Common  Capital     Retained  Treasury  Available
                      Shares    Stock-  Stock-    Stock   Surplus     Earnings    Stock   for-Sale,
                                 1985    1992                                               Net      Total


BALANCE,
DECEMBER 31,
1993                   2,738      $172    $657     $2,738  $22,273    $1,581        --       --      $27,421

NET INCOME -
  1994                   --         --      --         --              4,689        --       --        4,689
UNREALIZED GAIN
 ON SECURITIES
 AVAILABLE-FOR-
 SALE                    --         --      --         --      --        --         --       57           57
CONVERSION OF
 1992 PREFERRED
 STOCK                    7         --       (4)         7    (3)        --         --       --           --
CONVERSION OF
  1985 PREFERRED
  STOCK                   1        (1)       --          1     --        --         --       --           --
EFFECT OF 5%
 STOCK DIVIDEND         137         --       --        137    943     (1,080)       --       --           --
CASH DIVIDENDS
  DECLARED COMMON
  STOCK - $0.16
  PER SHARE              --         --        --         --    --       (511)       --        --        (511)
   PREFERRED STOCK
    - 1992 -
    $0.85 PER
    SHARE                --         --         --         --    --      (558)       --        --        (558)
   PREFERRED STOCK
    - 1985 -
    $3.42 PER
    SHARE                --         --         --         --    --        (59)      --        --         (59)
NET CHANGE IN
 UNREALIZED GAIN
 (LOSS) ON
 SECURITIES
 AVAILABLE-FOR-
 SALE, NET               --         --         --         --     --        --       --      (773)       (773)
BALANCE,
 DECEMBER 31,
 1994                 2,883       $171        $653     $2,883  $23,213  $4,062      --     $(716)     $30,266
NET INCOME
 - 1995                 --          --          --         --      --    4,420      --        --        4,420
CONVERSION OF
 1992 PREFERRED
 STOCK                 173          --         (90)        173     (83)     --      --        --           --
EXERCISE OF
 STOCK OPTIONS           3          --          --           3      15      --      --        --           18
CASH DIVIDENDS
 DECLARED COMMON
 STOCK-$0.17
 per share              --          --          --         --       --    (595)     --        --          (595)
 PREFERRED STOCK
  - 1992 - $0.85
  PER SHARE             --          --          --         --        --   (521)     --        --          (521)
 PREFERRED STOCK
  - 1985 - $3.42
  PER SHARE             --          --          --         --        --    (59)     --        --           (59)
NET CHANGE IN
 UNREALIZED GAIN
 (LOSS) ON
 SECURITIES
 AVAILABLE-FOR-
 SALE, NET              --          --           --        --         --    --      --      1,000        1,000
Balance,
December 31,
1995                 3,059        $171         $563     $3,059    $23,145  $7,307   --      $ 284      $34,529
NET INCOME
 - 1996                 --         --            --         --         --   5,273   --         --        5,273
REDEMPTION OF
 1985 PREFERRED
 STOCK                  --         (2)           --         --         (6)     --    --        --           (8)
CONVERSION OF
 1985 PREFERRED
 STOCK                 110        (169)           --        110        59      --    --        --           --
REDEMPTION OF
 1992 PREFERRED
 STOCK                  --          --            (4)         --       (35)    (5)   --        --           (44)
CONVERSION OF
 1992 PREFERRED
 STOCK               1,067          --           (559)      1,067      (508)   --    --        --            --
EXERCISE OF
 STOCK OPTIONS          16          --             --         16         82    --    --        --            98
EFFECT OF 10%
 STOCK DIVIDEND        425          --             --        425      3,852  4,277)  --        --            --
CASH DIVIDENDS
 DECLARED
 COMMON STOCK -
 $0.27 PER SHARE        --          --             --         --         --  (1,294)  --       --        (1,294)
PURCHASE OF
 TREASURY STOCK         --          --             --         --         --      --   (58)     --           (58)
NET CHANGE IN
 UNREALIZED GAIN
 (LOSS) ON
 SECURITIES
 AVAILABLE-FOR-
 SALE, NET              --          --             --         --         --      --    --    (138)         (138)
BALANCE,
 DECEMBER 31,
 1996                4,677        $   0          $   0     $4,677    $26,589  $7,004 $(58)   $146        $38,358

The accompanying notes to the consolidated financial statements are an integral part of these statements.


Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(In thousands)


                                            1996            1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                               $ 5,273           $4,420      $4,689
Adjustments to reconcile net income to
net cash provided by (used in) operating
 activities:
Depreciation and amortization               1,229            1,185      1,255
Amortization of securities premium, net       709              440        749
Amortization of deferred points and fees
  and deferral of loan origination costs     (297)            (571)      (229)
Provision for possible loan losses          1,350              720        450
Deferred tax (benefit) provision             (392)             899       (830)
(Decrease)increase in accrued taxes,
  interest, and other liabilities          (7,009)           9,472      2,018
(Gain) loss on sale of securities
   available-for-sale                           45             (71)       169
(Gain) loss on sale of loans                    0              (18)       296
Write down of other real estate owned           0                0        151
Loss on the sale of other real estate owned    96               23         18
(Increase) decrease in accrued interest
  receivable                                 (532)              41       (456)
Other assets, net                            (747)          (3,040)       261
Net cash provided by (used in) operating
 activities                                ($ 275)         $13,500     $8,541
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of other real estate
 owned                                    $    292          $   308    $  737
Net (increase) decrease in loan
  balances                                 (19,909)           1,144   (20,079)
Proceeds from the sale of loans                 0             1,432    14,499
Proceeds from the maturities of
  securities held-to-maturity              14,745             8,936    20,386
Purchase of securities held-to-maturity   (44,986)          (17,722)  (39,854)
Proceeds from the maturities of
  securities available-for-sale            15,795            1,846      6,137
Proceeds from the sale of securities
  available-for-sale                       17,103           18,896     11,670
Purchase of securities available-
  for-sale                                (46,623)         (16,093)   ( 8,941)
Capital expenditures                         (699)         ( 1,077)   ( 1,307)
Net cash used in investing activities   $ (64,282)         $(2,330)  $(16,752)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time
  deposits                                $59,462          $32,028    $(4,913)
Net increase (decrease) in demand deposit,
savings and interest bearing demand
  deposits                                (4,070)            6,187     (9,687)
Net increase (decrease) in short term
  borrowings                                 218               605       (165)
Dividends paid                            (1,294)           (1,175)    (1,071)
Issuance of Common Stock                       98                0          0
Redemption of Preferred Stock                 (52)               0          0
Purchase of Treasury Stock                    (58)               0          0
Net cash provided by (used in) financing
  activities                              $54,304          $37,645    $(15,836)
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                            (10,253)           48,815     (24,047)
CASH AND CASH EQUIVALENTS, beginning of
  year                                    87,110            38,295      62,342
CASH AND CASH EQUIVALENTS, end of year   $76,857          $ 87,110    $ 38,295
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for
  Interest                               $11,939          $  8,823      $7,430
  Income taxes                             2,847             3,031       1,002
NONCASH OPERATING ACTIVITIES:
Transfer of loans to other real
   estate owned                          $   458          $    702       $ 390
Transfer of securities
  held-to-maturity
  to securities available-for-sale       $     0          $ 37,911       $   0


The accompanying notes to the consolidated financial statements are an integral part of these statements.

Broad National Bancorporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The more significant accounting policies not described elsewhere in these notes are as follows:

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Broad National Bancorporation (the Company), its wholly owned subsidiary Broad National Bank (the Bank) and the Bank's wholly owned subsidiaries, BNB Investment Corporation, Broad National Realty Corporation and Bronatoreo. All intercompany accounts and transactions have been eliminated.

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

          While management uses available information to recognize losses on loans and other real estate owned, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans, and valuation of other real estate owned. Such agencies may require the Company to recognize additions to the allowance or changes in valuation based on their judgments of information available to them at the time of their examination.

          A substantial portion of the Company's loans are secured by real estate in New Jersey. Accordingly, as with most financial institutions in this market area, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in New Jersey's market conditions.

FEDERAL HOME LOAN BANK OF NEW YORK (FHLBNY) STOCK

          The Bank, as a member of the FHLBNY, is required to hold shares of capital stock of FHLBNY, which are carried at cost, based upon a specified formula.

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

           Securities in the available-for-sale category are those for which the Company does not have the positive intent and
ability to hold to maturity.   Available-for-sale securities are
reported at fair value. Any unrealized appreciation or depreciation in the available-for-sale securities, net of tax effects, is reported as a separate component of shareholders' equity. Realized gains or losses on the sale of securities available-for-sale are recognized on the specific identification method.

LOANS AND LOAN FEES

          Loans are stated at their principal amount outstanding, net of deferred loan fees and costs.

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

          Effective January 1, 1995, the Company adopted
Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 requires that the value of an impaired loan be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from impaired loans. The impaired loan portfolio is primarily collateral dependent, as defined by SFAS
114. Impaired loans are assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of expected future cash flows.
The Bank has identified the population of loans to be evaluated for impairment to be non-accrual loans and loans internally classified as substandard or below and in each instance above an established dollar threshold. All loans below the established dollar threshold are considered in the Bank's normal credit evaluation process.

          Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). The Bank has chosen to maintain existing income recognition policies with respect to non-accrual loans.

OTHER REAL ESTATE OWNED

          Other real estate owned is composed of foreclosed properties where the Bank has actually received title. Such properties are carried at the lower of cost or fair value less estimated cost to sell. The fair value of such assets is determined based upon independent appraisals and other relevant factors. Operating expenses, and gains or losses from the sale of other real estate owned are charged or credited to other real estate expense.

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

          The Company accounts for income taxes using the asset and liability method. Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date. Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates which result in future taxable or deductible amounts. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

         All share and per share amounts have been restated to reflect the 5% stock dividend distributed in December 1994, and the 10% stock dividend distributed in October 1996.

STOCK COMPENSATION PLANS

          Prior to January 1, 1996, the Bank accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Bank adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Bank has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

STATEMENT OF CASH FLOWS

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, noninterest bearing amounts due from banks, and federal funds sold.

RECLASSIFICATIONS

          Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1996 presentation.

NOTE 2:  INVESTMENT SECURITIES



          The amortized costs, gross unrealized gains and losses and estimated fair values of securities held-to-maturity are as follows (in thousands):

                                                  December 31
                                        1996                                1995
                                       Gross          Gross    Estimated                  Gross        Gross        Estimated
                           Amortized   Unrealized   Unrealized    Fair    Amortized    Unrealized    Unrealized        Fair
                              Cost        Gains        Losses     Value      Cost         Gains         Losses         Value

U.S. Government
  Agencies                   $33,862    $  42        $(177)     $ 33,727    $11,055      $ 35         $  (39)         $11,051
Mortgage-Backed
  Securities                  52,946       30         (591)       52,385     46,108        50           (376)          45,782
States and Political
  Subdivisions                 1,182        8            0         1,190      1,875        12              0           1,887
Other Bonds                       32        0            0            32         32         0              0              32
Total Debt
  Securities                 $88,022     $  80       $(768)      $87,334    $59,070       $97         $ (415)        $58,752
FRB and FHLB Stock             2,148         0           0         2,148      1,196         0              0           1,196
Total Securities
  Held-to-Maturity           $90,170       $80       $(768)      $89,482    $60,266       $97         $ (415)        $59,948



          The amortized cost and estimated fair value of securities held-to-maturity at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Estimated
                                            Amortized         Fair
        Cost                                    Value
   (in Thousands)
Due in one year or less                        $   129          $129
Due in one year through five years              49,237        48,736
Due after five years through ten years          32,200        32,100
Due after ten years                              6,456         6,369
Total Debt Securities                          $88,022        87,334
FRB and FHLB Stock                               2,148         2,148
Total Securities held-to-maturity              $90,170       $89,482

          On November 15, 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The guidance in this Special Report became effective November 15, 1995. In accordance with the guidance contained within the Special Report, effective December 1, 1995 the Company transferred securities with a book value of $37,911,000 from held-to-maturity to available-for-sale. These securities had a market value of $38,238,000 which resulted in the Company recording an unrealized gain on securities available-for-sale, net of tax, within shareholders' equity of $216,000.

          The amortized costs, gross unrealized gains and losses and estimated fair values of securities available-for-sale are as follows (in thousands):


                                                  December 31
                                   1996                                1995
                                      Gross           Gross       Estimated                 Gross         Gross        Estimated
                        Amortized   Unrealized      Unrealized       Fair    Amortized    Unrealized     Unrealized       Fair
                          Cost        Gains           Losses       Value       Cost         Gains         Losses         Value

U.S. Treasury Notes      $12,513       $ 83           $ (1)       $12,595    $14,745      $200          $  (8)         $14,937
U.S. Government
 Agencies                  1,000          0             (4)           996      1,000         1              0            1,001
Mortgage Backed
 Securities               55,309        280           (136)        55,453     39,774       310            (76)          40,008
                         $68,822       $363          $(141)       $69,044    $55,519      $511          $ (84)         $55,946



          The amortized cost and estimated fair value of securities available-for-sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Estimated
                                                   Amortized       Fair
                                                     Cost         Value
   (in Thousands)
Due in one year or less                            $ 2,303        $ 2,302
Due in one year through five years                  33,595         33,642
Due after five years through ten years                   0              0
Due after ten years                                 32,924         33,100
                                                   $68,822        $69,044


          Gross realized gains (losses) from the sale of securities available-for-sale were $52,000 and ($97,000) during 1996, $71,000 and ($0) during 1995 and $0 and ($169,000) during
1994.

          At December 31, 1996 and 1995, securities having a book value of $75,559,000 and $49,509,000 respectively, were pledged to secure lines of credit, letters of credit, public deposits and for other purposes as required by law.

NOTE 3:  LOANS

          Loans are summarized as follows (in thousands):

                                                     December 31
                                                 1996          1995
Real Estate loans
  Construction                                $ 5,990         $4,097
  Secured conventional
    Residential                                69,341         59,390
    Nonresidential                            126,050        122,347
Commercial and
      industrial loans                         73,171         68,479
Loans to individuals
      Automobile                                2,488          2,440
      Revolving credit                            315            286
      Other installment loans                   8,988          9,692
All other loans                                 1,021            688
Total loans                                  $287,364        267,419
Less deferred loan fees                          (248)          (289)
Total loans net of deferred loan fees        $287,116       $267,130


         Non-performing loans and non-performing assets include the following (in thousands):

                                                       December 31
                                                   1996         1995

Non-accrual loans                                $ 8,384       $7,091
Accruing loans past due
      90 days or more                              1,349        3,123
Total non-performing loans                       $ 9,733      $10,214
Restructured loans(excluding amounts
      classified as non-performing loans)          3,934        5,105
Other real estate owned, net                         841          772
Total non-performing assets                      $14,508      $16,091

          If the non-accrual loans had continued to accrue interest in accordance with their original contract terms, interest income would have increased approximately $710,500, $689,000 and $475,000, in 1996, 1995 and 1994, respectively. No interest income was collected on these loans subsequent to their classification as non-accrual in 1996, 1995 and 1994.

          At December 31, 1996 and 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $10,109,000 and $6,662,000, respectively. The related allowance for credit losses was $500,000 at December 31, 1996, and $770,000 at December 31, 1995. The impaired loan portfolio is primarily collateral dependent, as defined by SFAS 114. The change in the allowance for impaired loans represented a recovery of $270,000 during 1996 as compared to a provision of $123,000 during 1995. The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995 was approximately $9,657,000 and $5,213,000, respectively. For the years ended December 31, 1996 and 1995, the Company recognized cash basis interest income on these impaired loans of $265,500 and $70,000, respectively.

          All loans to directors, executive officers, significant shareholders and their related interests are current as to principal and interest payments at December 31, 1996. The following summarizes the activity for related party loans for the year ended December 31, 1996 (in thousands):

Balance, beginning of year                               $2,178
Additions                                                   265
Payments                                                    685
Balance, end of year                                     $1,758

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

                                                        Contract or
                                                      Notional Amount
Financial Instruments Whose Contract                at December 31,1996
Amounts Represent Credit Risk                         (in Thousands)

Commercial and standby letters of credit                    $ 3,742
Outstanding loan commitments-fixed rate                     $15,270
Outstanding loan commitments-variable rate                  $49,121

          Commercial and standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to a third party. Outstanding loan commitments represent the unused portion of loan commitments available to individuals and companies as long as there is no violation of any condition established in the contract. Outstanding loan commitments generally have a fixed expiration date of one year or less, except for home equity lines of credit commitments which generally have an expiration date of 15 years. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based upon management's credit evaluation of the customer. Various types of collateral may be held, including property and marketable securities.

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

          The following summarizes the activity in the allowance for possible loan losses (in thousands):

                                                            Year Ended December 31,
                                                1996               1995               1994
Balance, beginning of year                   $ 7,402             $ 7,602             $11,252
Provisions charged to operations               1,350                 720                 450
Loans charged-off                            ( 1,264)             (2,123)             (5,141)
Recoveries of charged-off loans                1,043               1,203               1,041
Balance, end of year                         $ 8,531             $ 7,402             $ 7,602


          Approximately $2,696,000 of the $5,141,000 of loans charged off during 1994 resulted from the sale of troubled loans. Additionally, approximately $500,000 of the $1,041,000 of recoveries resulted from the settlement of certain claims made under the Company's insurance policy for reimbursement of losses arising from alleged loan irregularities discovered in February 1991.

          The allowance for loan losses for Federal income tax purposes was $3,024,000 at December 31, 1996, $3,360,000 at
December 31, 1995 and $3,151,000 at December 31, 1994.


NOTE 5:   PREMISES AND EQUIPMENT

          The detail of premises and equipment is as follows (in thousands):

                                                 December 31
                                          1996                    1995

Land                                         $ 1,309           $ 1,309
Building                                       8,550             8,416
Furniture and equipment                        7,609             7,153
Leasehold improvements                         4,058             3,981
                                             $21,526           $20,859
Less-Accumulated depreciation
   and amortization                           12,638            11,441
                                             $ 8,888           $ 9,418


NOTE 6:   INCOME TAXES

          The provision for income taxes (benefit) comprises the following components (in thousands):

                                         Year Ended December 31
                                        1996       1995      1994

Federal
  Current tax expense                  $3,124    $2,126     $1,434
  Deferred tax expense (benefit)         (334)      563     (1,051)
State
  Current tax expense                     696       106        164
  Deferred tax expense                    (58)      336        221
                                       $3,428    $3,131       $768

          In accordance with SFAS 115 (See Note 1), deferred tax expense (benefit) of $68,000,$143,000 and ($436,000) has been provided through shareholders' equity to reflect unrealized gains
(losses) on available-for-sale securities at December 31, 1996,1995 and 1994, respectively.

          The following is a reconciliation of the Federal income tax expense as reported with the statutory Federal tax on income before income taxes (in thousands):

                                             Year Ended December 31
                                        1996         1995         1994

Tax at statutory rate                 $ 2,958       $2,567       $1,855
Tax exempt interest income                (15)         (38)         (31)
State income taxes, net of
      Federal tax benefit                 421          292          254
Contributions and other                    31           34            0
Valuation allowance                      (160)           0       (1,500)
Other, net                                193          276          190
Total                                 $ 3,428       $3,131        $ 768
Effective tax rate                       39.4%        41.5%        14.1%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                      December 31

                                                      1996        1995
Deferred tax assets:
      Deferred fee income                          $    93       $  145
  Allowance for possible loan losses                 2,228        1,708
  Nonaccrual loan interest                           1,185        1,040
  Allowance for losses on OREO                          38           38
  Pension expense                                      440          383
  Premises and equipment, principally
        due to differences in depreciation             789          696
      Net operating loss carryforwards                   0          140
      Other                                            110          518
Total gross deferred tax asset                       4,883        4,668
Valuation allowance                                   (270)        (430)
Total net deferred tax asset                       $ 4,613       $4,238
Deferred tax liabilities:
      Investment securities, principally
        due to accretion of discounts              $    25       $   42
      Unrealized gain-securities
        available-for-sale                              75          143
Total gross deferred tax liabilities               $   100      $   185
Net deferred tax asset                             $ 4,513      $ 4,053

          Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset.
There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.

          The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $270,000 and $430,000,
respectively. The net change in the total valuation allowance for 1996 was a decrease of $160,000 which is the result of the reduction of the Bank's state tax loss carry forward. There was no change in the valuation allowance for 1995.

NOTE 7:  BENEFITS PLANS

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

          The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements (in thousands):

                                                           December 31
                                                     1996             1995

Actuarial present value of benefit obligation
  Accumulated benefit obligations,
  including vested benefits of $2,425 and
  $1,662 in 1996 and 1995, respectively            $2,554             $1,797
Plan assets at fair value, primarily
  listed stocks, U.S. Bonds, and
  commingled funds                                 $4,141              $3,387
Projected benefit obligation for service
  rendered to date                                  4,874               3,375
Plan assets greater (less) than projected
  benefit obligation                                 (733)                 12
Unrecognized net loss due to past experience
  different from assumptions made and effects
  of changes in assumptions                          (218)               (801)
Unrecognized prior service cost                       211                 238
Unrecognized transition asset being amortized
  over 15 years                                      (146)               (170)
Accrued pension cost included in other
  liabilities                                       $(886)              $(721)


          Net pension cost for 1996, 1995 and 1994 included the following components (in thousands):

                                           Year Ended December 31
                                       1996          1995         1994

Service cost-benefits earned
  during the year                     $ 543         $ 387        $ 386
Interest cost on projected
  benefit obligation                    289           250          222
Actual (return) loss
  on plan assets                       (377)         (697)         124
Net deferral and amortization            68           448         (403)
Net pension cost                       $523         $ 388        $ 329

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7% for 1996 and 8% for 1995 and 1994, respectively, while the rate of increase in future salary levels was 5% for 1996, 1995 and 1994, respectively. The expected long term rate of return on assets, used in determining the net period pension cost was 8% for all years presented.

     Effective in 1995, the Bank established a non-qualified deferred compensation plan for certain officers. All benefits provided under this plan are unfunded. As of December 31, 1996, approximately $138,000 was included in accrued expense for this plan. For the year ended December 31,1996 and 1995, expenses related to this plan were $51,000 and $87,000, respectively.

401K PLAN:

     The Bank sponsors a 401k Plan which provides several tax deferred investment opportunities to salaried employees of the Bank who have satisfied the service requirements of the Plan.
The Plan allows eligible employees to make periodic contributions of certain percentages of their salary, subject to the Internal Revenue Code limits on maximum annual contributions. The Bank matches part of these contributions. The Bank's matching contribution expense was $62,300, $65,100 and $61,000 for 1996, 1995, and 1994, respectively.

NOTE 8: STOCK COMPENSATION PLANS:

     At December 31, 1996, the Company had five stock based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for its stock option plans. Had compensation cost for the Company's five stock -based compensation plans been determined consistent with SFAS NO.123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below (in thousands, except per share amounts):

                                               1996        1995

Net income       As  Reported                 $5,273       $4,420
                 Pro  forma                   $5,152       $4,368

Primary earnings As Reported                   $1.13        $1.16
per share        Pro forma                     $1.11        $1.15

Fully diluted    As Reported                   $1.10        $0.93
earnings per
share            Pro forma                     $1.08        $0.92


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, and 1995, respectively: dividend yield of 2.4 percent and 2.3 percent; expected volatility of 45 percent for both periods; risk-free interest rates of 6.7 percent, and 7.0 percent for the 1993 Non-Statutory Plan options, 6.3 percent, and 5.7 percent for the 1993 and 1996 Incentive Plan options; and expected lives of 8 years for both periods for the 1993 Non-Statutory Plan options, and 7 years for both periods for the 1993 and 1996 Incentive Plan options. The effects of applying SFAS 123 on the pro forma net income may not be representative of the effects on the pro forma net income for future years.

STOCK OPTION PLANS:

     The Company has five option plans. The 1986 Incentive Stock Option Plan expired April 16, 1996. No additional options are available for granting under this plan. The 36,039 options issued and outstanding prior to April 16,1996 remain available for exercise until their expiration dates.

     Under the 1993 Broad National Incentive Stock Option Plan
(1993 Incentive Plan), the Company may grant options to its management personnel for up to 231,000 shares of common stock.

     Under the 1993 Broad National Directors Non-Statutory Stock
Option Plan (1993 Non-Statutory Plan), the Company may grant options to its directors for up to 86,625 shares of common stock.

     Under the 1996 Broad National Bancorporation Incentive Stock
Option Plan (1996 Incentive Plan), the Company may grant options to its management personnel for up to 200,000 shares of common stock.

     Under the 1996 Broad National Bancorporation Directors Non-
Statutory Stock Option Plan (1996 Non-Statutory Plan), the
Company may grant options to its directors for up to 75,000 shares of common stock.

     Both the 1996 Incentive Stock Option Plan and the 1996 Non-Statutory Stock Option Plan were approved by the Company's Board of Directors in December 1996, but remain subject to shareholder approval at the Company's 1997 Annual Meeting of Shareholders. 26,000 options granted under the 1996 Incentive Stock Option Plan were subject to such shareholder approval at December 31, 1996.

     Under all plans, the exercise price of each option is no less than the market price of the Company's stock on the date of grant, and an option's maximum term is ten years.

     Options granted under the 1993 and 1996 Non-Statutory Plans vest at the expiration of two years from the granting date.

     Vesting under the 1993 and the 1996 Incentive Plans is subject to the authority of the committee which administers these plans, and all options granted to date under these plans vest 40% at the end of the second year and 20% each year over the next three years.

     A summary of the status of the Company's stock option plans as of December 31, 1994, 1995 and 1996, and changes during the years ended on those dates is presented below:

                                          Shares Under      Weighted-Avg.
                                             Option       Exercise Price

Outstanding at December 31, 1993             170,964                $6.14
Granted in 1994                               72,957                 6.38
Expired unexercised in 1994                  ( 5,526)                6.63
Outstanding at December 31, 1994             238,395                 6.20
Exercised in 1995                             (3,572)                5.25
Granted in 1995                               83,050                 8.67
Expired unexercised in 1995                  ( 2,143)                8.95
Outstanding at December 31, 1995             315,730                 6.84
Exercised in 1996                            (18,098)                5.43
Granted in 1996                               77,150                12.16
Expired unexercised in 1996                  ( 7,593)                6.89
Outstanding at December 31, 1996             367,189                 8.03

Weighted-average fair value                    1996                 1995
of options granted during the year            $5.30                 $4.09






The following table summarizes information about stock options outstanding at December 31,
1996:

                                Options Outstanding               Option Exercisable

                                           Weighted-Avg.    Weighted                     Weighted
      Range                     Number       Remaining       -Avg.        Number          -Avg.
       of                    Outstanding    Contractual     Exercise    Exercisable      Exercise
Exercise Prices              at 12/31/96        Life         Price      at 12/31/96       Price


$ 5.84 - $6.78                 196,308        5.9 years     $ 6.11        130,441        $ 6.05
  7.02 -  8.64                  71,830        8.9             8.34          6,930          7.02
  9.50 - 10.01                  29,051        4.8             9.69          5,951         10.01
 12.13 - 13.34                  70,000        8.9            12.39              0          0.00
$ 5.84 -$13.34                 367,189        7.0           $ 8.03        143,322        $ 6.27




NOTE 9:  SHORT-TERM BORROWINGS

     Details with respect to other short-term borrowings are as follows (in thousands):

                                                         December 31
                                                    1996          1995

Balance, end of year                              $ 1,000        $   782
Maximum outstanding during the year
  at any month end                                $ 1,282        $21,345
Average interest rate, end of year                   4.95%          5.69%
Average outstanding during the year               $ 1,149        $ 2,808
Average interest rate for the year                   4.97%          6.02%

     The average amounts outstanding were computed primarily from daily averages and the average interest rate for the year and at the end of the year were computed by dividing the respective interest expenses by the average balances outstanding.

     The Bank has available $23,750,000 in lines of credit with correspondent banks. At December 31, 1996, these line of credit were not in use.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company and the Bank may be a party to outstanding legal proceedings and claims. In its judgement, management does not believe that the Company's consolidated financial position or results of operations will be materially affected by any of these present proceedings.

     Cash balances reserved to meet the requirements of the bank regulatory authorities amounted to $9,408,000 at December 31, 1996.

     The Bank has lease commitments on certain of its branches expiring at various dates through 2006. Rental expense on these leases charged to operations amounted to $544,000, $567,000 and $519,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The minimum annual rentals under the terms of the leases as of December 31, 1996 were as follows:

                                        1997             $429,000
                                        1998              332,000
                                        1999              251,000
                                        2000              189,000
                                        2001              129,000
                                  Thereafter               77,000


NOTE 11:  SHAREHOLDERS' EQUITY

Stock dividends:

     On September 20, 1996, the Board of Directors of the Company declared a 10% stock dividend which was distributed October 3, 1996.

     On November 17, 1994, the Board of Directors of the Company declared a 5% stock dividend which was distributed December 16, 1994 to shareholders of record two weeks prior thereto.

     All per share data included in the accompanying financial statements and notes thereto reflect the retroactive effect of these stock dividends.

PREFERRED STOCK 1992 CLASS:

     On January 29, 1993 the Company completed its Rights
Offering of 8-1/2% Cumulative Convertible Preferred Stock 1992
Class, $1.00 par value ("1992 Preferred Stock").  All 690,000 shares of the 1992 Preferred Stock were sold at a price of $10.00 per share.

     On November 16, 1995, the Board of Directors of the Company called for redemption 250,000 shares of the 1992 Preferred Stock. Additionally, on January 18, 1996, the Board of Directors of the Company called for redemption all of the remaining outstanding shares of the 1992 Preferred Stock. On April 8, 1996, the Company completed the redemption of the 1992 Preferred Stock. As a result of the redemption programs, 3,750 shares of 1992 Preferred Stock were redeemed at the price of $10.60 per share, for a total redemption price of $43,750. In lieu of redemption, 558,803 shares of 1992 Preferred Stock were converted into 1,066,616 shares of common stock. Cash was paid for fractional shares resulting from conversion.

PREFERRED STOCK 1985 CLASS:

     On December 31, 1985, the Company issued 20,000 shares of nonvoting, 9% Cumulative Convertible Preferred Stock-1985 Class
("1985 Preferred Stock").

     On November 16, 1995, the Board of Directors of the Company called for redemption all of the outstanding shares of the 1985 Preferred Stock. The redemption of the 1985 Preferred Stock was completed on January 7, 1996 and 197 shares of the 1985 Preferred Stock were redeemed at a price of $38 per share, for a total redemption price of $7,486. In lieu of redemption, 16,927 shares of the 1985 Preferred Stock were converted into 109,916 shares of common stock. Cash was paid for fractional shares resulting from conversion.

STOCK BUYBACK PROGRAM:

     On November 21, 1996, the Board of Directors of the Company authorized the repurchase of up to 100,000 of its outstanding common shares. These repurchases will be made from time to time in the open market, subject to prevailing conditions and in a manner to avoid disrupting the market. Purchasing activities may be discontinued and resumed at any time, as market conditions warrant. The repurchased shares will be held in treasury and may be used by the Company for general corporate purposes including stock-based employee benefit plans and stock dividends.

     At December 31, 1996, the Company had repurchased 5,000 shares of common stock at a cost of $57,500.


NOTE 12: REGULATORY MATTERS

     Capital adequacy for the Company is measured against regulations established by the Federal Reserve Board (FRB). The Bank is subject to generally similar capital regulations adopted by the Office of the Comptroller of the Currency (the OCC).
These regulations require the Company and the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31,1996, the Company and the Bank were required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

     Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions ( and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage(Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

     The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FRB, the OCC and the FDIC about capital components, risk weightings and other factors.

     Management believes that, as of December 31, 1996, the Company and the Bank meet all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

     The following is a summary of the Company's and the Bank's actual capital amounts and ratios as of December 31, 1996 and 1995, compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution:


                                                                     Regulatory Requirements

                                                                    Minimum Capital                     For Classification
                                                                                                               as Well
                                    Company Actual                     Adequacy                               Capitalized
                            Amount                Ratio       Amount                Ratio               Amount            Ratio
                                                                     (Dollars in Thousands)

December 31, 1996
Leverage (Tier 1)
  capital                   $37,512                6.92%       $21,676              4.00%              $27,095              5.00%
Risk-based capital
   Tier 1                   $37,512               11.17%       $13,434              4.00%              $20,151              6.00%
   Total                    $41,764               12.44%       $26,868              8.00%              $33,585             10.00%
December 31, 1995
Leverage (Tier 1)
  capital                   $33,545                7.17%       $18,724              4.00%              $23,404              5.00%
Risk-based capital:
   Tier 1                   $33,545               10.58%       $12,680              4.00%              $19,020              6.00%
   Total                    $37,550               11.85%       $25,360              8.00%              $31,700             10.00%






                                                                     Regulatory Requirements

                                                                    Minimum Capital                     For Classification
                                                                                                               as Well
                                    Company Actual                     Adequacy                               Capitalized
                            Amount                Ratio       Amount                Ratio               Amount            Ratio
                                                                     (Dollars in Thousands)


December 31, 1996
Leverage (Tier 1)
  capital                   $36,939                6.82%       $21,676              4.00%              $27,095              5.00%
Risk-based capital
   Tier 1                   $36,939               11.00%       $13,434              4.00%              $20,151              6.00%
   Total                    $41,191               12.26%       $26,868              8.00%              $33,585             10.00%
December 31, 1995
Leverage (Tier 1)
  capital                   $32,779                7.00%       $18,724              4.00%              $23,404              5.00%
Risk-based capital:
   Tier 1                   $32,779               10.34%       $12,680              4.00%              $19,020              6.00%
   Total                    $36,784               11.60%       $25,360              8.00%              $31,700             10.00%

NOTE 13: SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following quarterly financial information for the two years ended December 31, 1996 and 1995, is unaudited. However, in the opinion of management all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected. Results of operations for these three-month periods are not necessarily indicative of the results for the entire year or any other interim period (in thousands, except per share amounts):

                                                             1996
                                    March              June      September           December

Interest income                    $8,104              $8,474      $9,060              $9,524
Interest expense                    2,613               2,658       3,118               3,429
Provision for possible
  loan losses                         225                 225         450                 450
Non-interest income                 1,072               1,306       1,685               2,493
Non-interest expenses               4,700               5,076       5,007               5,066
Net income                          1,037               1,127       1,262               1,847
Net income per common
  share:
   Primary earnings
    per common share               $ 0.24              $ 0.24      $ 0.26              $ 0.39
   Fully diluted
    earnings per
    common share                   $ 0.22              $ 0.23      $ 0.26              $ 0.39


                                                               1995
                                    March               June     September            December

Interest income                    $7,999              $8,400      $8,500              $8,499
Interest expense                    2,142               2,612       2,690               2,638
Provision for possible
  loan losses                         100                 120         120                 380
Non-interest income                 1,013               1,103       1,176               1,199
Non-interest expenses               5,031               5,085       4,690               4,730
Net income                          1,008                 973       1,279               1,160
Net income per common
  share:
   Primary earnings
    per common share               $ 0.26              $ 0.26      $ 0.34              $ 0.30
   Fully diluted
    earnings per
    common share                   $ 0.22              $ 0.20      $ 0.27              $ 0.24


NOTE 14:  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") requires that the Company disclose estimated fair values for its financial instruments whether or not recognized in the Statement of Financial Condition.

     Limitations: The fair value estimates made at December 31, 1996 and 1995 were based on pertinent market data and relevant information on the financial instrument at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portion of the financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

     Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments (in thousands):

                                                        At December 31,
                                         1996                               1995
                                             Estimated                               Estimated
                                  Carrying     Fair             Carrying                Fair
                                   Amount     Value              Amount                Value
Financial Assets
 Cash and short-term
   investments                    $ 76,857   $ 76,857            $ 87,110             $87,110
 Securities held-to-
   maturity                         90,170     89,482              60,266              59,948
 Securities available-
  for-sale                          69,044     69,044              55,946              55,946
 Loans, net                        278,585    281,052             259,728             261,858
Financial Liabilities
 Deposits                          485,073    485,042             429,681             429,995
 Short term borrowings               1,000      1,000                 782                 782


     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND SHORT-TERM INVESTMENTS

     The carrying amount approximates fair value.

INVESTMENT SECURITIES

     The fair values are based on quoted market prices obtained from outside sources.

LOANS

     The fair value of the loan portfolio was estimated using the discounted value of the future cash flows expected to be received using a market discount rate. For loans that have short-term maturities or that reprice to market rates, the carrying value was used as an estimate of fair value.

DEPOSIT LIABILITIES

     The fair value of deposits is equal to the amount payable on demand at the reporting dates except for the fair value of fixed maturity certificates of deposit which were estimated by discounting the value of the future cash flows expected to be paid on deposits.

SHORT TERM BORROWINGS

     The carrying amount approximates fair value.

COMMITMENTS TO EXTEND CREDIT AND LETTER OF CREDIT

     The fair market value of unearned fees associated with
financial instruments with off-balance sheet risk at December 31,
1996 approximates the fees received.   Amount is not material.

NOTE 15:  CONDENSED FINANCIAL INFORMATION OF BANCORPORATION
(PARENT COMPANY ONLY)

     Condensed Statements of Condition (in thousands):
                                                December 31,
                                             1996         1995
Assets
 Cash, principally on deposit with
   subsidiary bank                                   $   684      $   220
  Investment in subsidiary                            37,784       33,763
  Other assets                                           375          975
Total Assets                                         $38,843      $34,958
Liabilities and Shareholders' Equity
  Other liabilities                                  $   485      $  429
  Shareholders' equity                                38,358       34,529
Total Liabilities and Shareholders'
 Equity                                              $38,843      $34,958

     Condensed Statements of Income for the years ended December
31, 1996, 1995 and 1994 (in thousands):

                                                         December 31,
                                               1996        1995           1994
Income
Equity in undistributed income
  of subsidiary                             $ 4,160       $2,782         $3,860
Dividends received from banking
  subsidiary                                  1,230        1,818            945
                                            $ 5,390       $4,600         $4,805
Expenses
Salaries and related benefits               $    39       $   39         $   39
Other                                            78          141             77
                                            $   117       $  180         $  116
Net income                                  $ 5,273       $4,420         $4,689


     Condensed Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994 (in thousands):

                                                 December 31,
                                     1996            1995           1994
Cash flows from operating
  activities:
Net income                          $5,273          $4,420         $4,689
Less-
Equity in undistributed income
  of subsidiary                     (4,160)        (2,782)        (3,860)
Increase in other liabilities           56            123             73
Other, net                             601           (975)           (56)
Net cash provided by operating
  activities                        $1,770         $  786         $  846
Cash flows from investing
  activities:
Investments in and advances
  to subsidiary                      $   0         $    0         $ (600)
Net cash used in investing
  activities                         $   0         $    0         $ (600)
Cash flows from financing
  activities:
Redemption of preferred stock       $  (52)         $   0         $    0
Proceeds from issuance of
  common stock                          98             18              0
Dividends to shareholders           (1,294)        (1,175)        (1,071)
Purchase of treasury stock             (58)             0              0
Net cash used in
  financing activities             $(1,306)       $(1,157)       $(1,071)
Net increase (decrease) in
  cash and cash equivalents            464           (371)          (825)
Cash and cash equivalents-
  beginning of year                    220            591          1,416
Cash and cash equivalents-
  end of year                      $   684         $  220         $  591



ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.

          None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (except for the information set forth in Item 4A of Part I hereof with respect to the Registrant's executive officers) is incorporated herein by reference to (i) the information under the caption "Election of Directors" (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation of Directors" and "Meetings of the Board and Committees") and (ii) the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," in each case, in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION.

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Executive Compensation and Other Information" (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation Committee and Board of Directors Report on Executive Compensation" and "Company Performance") in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Ownership of Bancorporation Capital Stock" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions With Management and Others" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

          (a)  Exhibits and Financial Statement Schedules:

     1. The following consolidated financial statements of the Registrant and subsidiaries and report of the Registrant's independent auditors included in Item 8 to this report:

          Independent Auditors' Report as of December 31,
     1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Condition as of December 31, 1996 and 1995.

          Consolidated Statements of Income for each of the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Changes in
     Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows for each of the years ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements

     2. Financial Statement Schedules: All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or the notes thereto.

     3.  Exhibits:

NUMBER                        DESCRIPTION

 3.1 Restated Certificate of Incorporation of the Registrant as amended through and including June 29, 1995 (filed as Exhibit 3 to the Registrant's Form 10-Q for the quarter ended March 31, 1996 and incorporated by reference herein).

 3.2 Bylaws of the Registrant, as amended to date (filed as Exhibit 3(d) to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.1 Lease between The Prudential Insurance Company of America and Broad National Bank dated as of December 15, 1988 (filed as Exhibit 3(e) to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.1.1    Amendment of Lease between The Prudential Insurance
          Company of America and Broad National Bank dated as of February 7, 1996 (filed as Exhibit 10.1.1 to the

          Registrant's Form 10-K Report for the fiscal year ended
          December 31, 1995 and incorporated herein by reference).

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

10.13 Broad National Bank Employees' Retirement Plan (filed as Exhibit 10(g) to Registration Statement No. 2-78220 and as Exhibit 10(f) to Amendment No. 1 to Registration
          Statement No. 2-78220 and incorporated herein by reference).*

10.14 Form of Amendment to Sections 2.1 and 3.1(c) of the Broad National Bank Employees' Retirement Plan (filed as Exhibit 10(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated by reference herein).*

10.15     Description of Bonus Plan for Designated Officers and
          Employees (appears on page 10 of the Registrant's definitive proxy statement for its 1991 Annual Meeting of Shareholders and is incorporated herein by reference).*

10.16 Incentive Stock Option Plan for certain employees adopted on March 26, 1987, and amended April 27, 1989 (filed as Exhibit 10.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).*

10.17 Non-Statutory Stock Option Plan for directors adopted on March 26, 1987 (filed with Amendment No. 2 to the Registrant's Registration Statement No. 33-53658 as
          Exhibit 10.19 and incorporated herein by reference).*

10.18     Employment Agreement between Donald M. Karp and the
          Registrant dated December 31, 1996.*

10.19     Employment Agreement by and between John A. Dorman,
          Broad National Bank and the Registrant, dated December
          31, 1996.*

10.20 Consultant Agreement between Stanley J. Lesnik and the Registrant dated November 16, 1995 (filed as Exhibit
          10.20 to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).*

10.21     Lease between Broad National Bank, landlord, and
          Newtrend L.P., tenant, dated August 10, 1993 (filed as
          Exhibit 10.22 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.22 Newtrend Service Bureau Agreement between Newtrend, Inc. and Broad National Bank dated August 10, 1993 (filed as Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.23 Newtrend Item Processing Addendum between Newtrend, Inc. and Broad National Bank dated August 10, 1993 (filed as Exhibit 10.24 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.24 1993 Broad National Incentive Stock Option Plan for certain employees adopted on September 19, 1994 (filed as Exhibit 10.24 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10.25 1993 Broad National Directors Non-Statutory Stock Option Plan for directors adopted on September 19, 1994 (filed as Exhibit 10.25 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10.26     Lease between Lucky Realty LLC and Broad National Bank
          (filed as Exhibit 10.26 to the Registrant's Form 10-K
          Report for the fiscal year ended December 31, 1995 and incorporated herein by reference).

10.27 Lease between A.J. Seabra Supermarkets V, Inc. and Broad National Bank dated as of April 20, 1995 (filed as Exhibit 10.27 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1995 and incorporated herein by reference).

10.28     1996 Broad National Bancorporation Incentive Stock
          Option Plan for certain employees adopted on December
          19, 1996 and subsequently amended on January 16, 1997.*

10.29     1996 Broad National Bancorporation Directors Non-
          Statutory Stock Option Plan for directors adopted on December 19, 1996.*

10.30 Broad National Bank Long-Term Capital Accumulation Plan for certain employees adopted on October 19, 1995.*

10.31 Broad National Bank Deferred Compensation Plan for certain employees and directors adopted on October 19, 1995.*

10.32 Broad National Bank Management Incentive Plan for certain employees adopted on October 19, 1995.*

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

24        Consent of KPMG Peat Marwick LLP with regard to
          Bancorporation's Registration Statement on Form S-8
          (Reg. No. 33-28183).

27        Financial Data Schedule.
______________________

* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of 1996.

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

Dated: March 20, 1997

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE AND TITLE                     DATE


/s/ Donald M. Karp                           March 20, 1997
Donald M. Karp, Director, Chairman
   of the Board and Chief Executive
   Officer (Principal Executive Officer)


/s/ John A. Dorman                           March 20, 1997
John A. Dorman, Director, President
   and Chief Operating Officer


/s/ James Boyle                              March 20, 1997
James Boyle, Treasurer and Comptroller
   (Principal Financial and Accounting
   Officer)


/s/ Licinio Cruz                             March 20, 1997
Licinio Cruz, Director

/s/ Arthur Fischman                          March 20, 1997
Arthur Fischman, Director


/s/ John J. Iannuzzi                         March 20, 1997
John J. Iannuzzi, Director


/s/ James J. Lazarus                         March 20, 1997
James J. Lazarus, Director


/s/ Edward J. Lenihan                        March 20, 1997
Edward J. Lenihan, Director


/s/ Stanley J. Lesnik                        March 20, 1997
Stanley J. Lesnik, Director


/s/ Louis J. Owen                            March 20, 1997
Louis J. Owen, Director


/s/ Catherine McFarland                      March 20, 1997
Catherine McFarland, Director


/s/ A. Harold Schwartz                       March 20, 1997
A. Harold Schwartz, Director


/s/ Hubert Williams                          March 20, 1997
Hubert Williams, Director

                          EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                         PAGE NO.

 3.1      Restated Certificate of Incorporation of the            **
          Registrant as amended through and including
          June 29, 1995 (filed as Exhibit 3 to the
          Registrant's Form 10-Q for the quarter ended
          March 31, 1996 and incorporated by reference herein).

 3.2      Bylaws of the Registrant, as amended to date            **
          (filed as Exhibit 3(d) to the Registrant's Form
          10-K Report for the fiscal year ended December 31, 1989 and incorporated herein by reference).

 10.1     Lease between The Prudential Insurance Company          **
          of America and Broad National Bank dated as of December 15, 1988 (filed as Exhibit 3(e) to the
          Registrant's Form 10-K Report for the fiscal year ended December 31, 1989 and incorporated herein by reference).

 10.1.1   Amendment of Lease between The Prudential               **
          Insurance Company of America and Broad National
          Bank dated as of February 7, 1996 (filed as
          Exhibit 10.1.1 to the Registrant's Form 10-K
          Report for the fiscal year ended December 31, 1995 and incorporated herein by reference).

 10.2     Lease between Third Newark Gateway Urban                 **
          Renewal Association and Broad National Bank, dated September 7, 1984 (filed as Exhibit 10(b) to Registration Statement No. 33-01560 and incorporated herein by reference).

 10.3     Lease between O. Navigador Bar, Inc. and Broad          **
          National Bank (filed as Exhibit 10(c) to
          Amendment No. 1 to Registration Statement No.
          2-78220 and incorporated herein by reference).

 10.4     Lease between Millburn Common Associates and             **
          Broad National Bank dated June 16, 1976, and
          Amendment to such Lease, dated September 10,
          1985 (filed as Exhibit 10(d) to Registration
          Statement No. 33-01560 and incorporated herein by reference).

 10.5     Lease between Cada Holding Corp. and Broad               **
          National Bank dated October 8, 1976 (filed as
          Exhibit 10(e) to Amendment No. 1 to Registration
          Statement No. 2-78220 and incorporated herein by reference).

 10.6     Lease between Euro Associates and Broad National        **
          Bank acknowledged by the parties on December 12, 1985 and December 10, 1985 (filed with Amendment
          No. 2 to the Registrant's Registration Statement
          No. 33-53658 as Exhibit 10.6 and incorporated herein by reference).

 10.7     Workletter Agreement between Euro Associates and        **
          Broad National Bank (filed with Amendment No. 2 to the Registrant's Registration Statement No.
          33-53658 as Exhibit 10.7 and incorporated herein by reference).

 10.8     Lease between 1000 South Elmora Associates and          **
          Broad National Bank dated May 18, 1986 (filed with
          Amendment No. 2 to the Registrant's Registration
          Statement No. 33-53658 as Exhibit 10.8 and incorporated herein by reference).

 10.9     Lease between Convery Associates and Broad               **
          National Bank dated July 1, 1987, and Rider to
          Lease Agreement, dated September 1, 1992 (filed with Amendment No. 2 to the Registrant's
          Registration Statement No. 33-53658 as Exhibit
          10.10 and incorporated herein by reference).

 10.10    Lease Agreement and Amendment between 466               **
          Bloomfield Avenue Associates, Inc. and Broad
          National Bank dated February 9, 1988 (filed as
          Exhibit 10(1) to the Registrant's Form 10-K
          Report for the fiscal year ended December 31, 1989 and incorporated herein by reference).

 10.11    Lease Agreement between George Zeik and Broad            **
          National Bank dated September 1, 1989 (filed as
          Exhibit 10(m) to the Registrant's Form 10-K
          Report for the fiscal year ended December 31, 1989 and incorporated herein by reference).

 10.12    Lease between Broad National Realty Corporation          **
          and Broad National Bank dated May 1, 1990 (filed as Exhibit 10(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated by reference herein).

 10.12.1  Rider to Lease Agreement between Broad National          **
          Realty and Broad National Bank dated December 21,
          1993 (filed as Exhibit 10.13.1 to the Registrant's
          Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.13    Broad National Bank Employees' Retirement Plan          **
          (filed as Exhibit 10(g) to Registration Statement
          No. 2-78220 and as Exhibit 10(f) to Amendment No. 1 to Registration Statement No. 2-78220 and incorporated herein by reference ).*

 10.14    Form of Amendment to Sections 2.1 and 3.1(c)            **
          of the Broad National Bank Employees' Retirement
          Plan (filed as Exhibit 10(p) to the Registrant's
          Form 10-K for the fiscal year ended December 31, 1990 and incorporated by reference herein).*

 10.15    Description of Bonus Plan for Designated Officers        **
          and Employees (appears on page 10 of the Registrant's definitive proxy statement for its 1991 Annual Meeting of Shareholders and is incorporated herein by reference).*

 10.16    Incentive Stock Option Plan for certain employees        **
          adopted on March 26, 1987, and amended April 27,
          1989 (filed as Exhibit 10.18 to the Registrant's
          Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).*

 10.17    Non-Statutory Stock Option Plan for directors           **
          adopted on March 26, 1987 (filed with Amendment
          No. 2 to the Registrant's Registration Statement
          No. 33-53658 as Exhibit 10.19 and incorporated herein by reference).*

 10.18    Employment Agreement between Donald M. Karp and          --
          the Registrant dated December 31, 1996.*

 10.19    Employment Agreement by and between John A.              --
          Dorman, Broad National Bank and the Registrant, dated December 31, 1996.*

 10.20    Consultant Agreement between Stanley J. Lesnik          **
          and the Registrant dated November 16, 1995 (filed as Exhibit 10.20 to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).*

 10.21    Lease between Broad National Bank, landlord,             **
          and Newtrend, L.P., tenant, dated August 10,
          1993 (filed as Exhibit 10.22 to the Registrant's
          Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.22    Newtrend Service Bureau Agreement between               **
          Newtrend, Inc. and Broad National Bank dated
          August 10, 1993 (filed as Exhibit 10.23 to the

          Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

 10.23    Newtrend Item Processing Addendum between               **
          Newtrend, Inc. and Broad National Bank dated
          August 10, 1993 (filed as Exhibit 10.24 to the
          Registrant's Form 10-K for the fiscal year ended
          December 31, 1993 and incorporated herein by reference).

 10.24    1993 Broad National Incentive Stock Option Plan         **
          for certain employees adopted on September 19, 1994 (filed as Exhibit 10.24 to the Registrant's
          Form 10-K Report for the fiscal year ended
          December 31, 1994 and incorporated herein by reference).*

 10.25    1993 Broad National Directors Non-Statutory Stock        **
          Option Plan for directors adopted on September 19, 1994 (filed as Exhibit 10.25 to the Registrant's
          Form 10-K Report for the fiscal year ended
          December 31, 1994 and incorporated herein by reference).*

 10.26    Lease between Lucky Realty LLC and Broad National        **
          Bank (filed as Exhibit 10.26 to the Registrant's
          Form 10-K Report for the fiscal year ended
          December 31, 1995 and incorporated herein by reference).

 10.27    Lease between A.J. Seabra Supermarkets V, Inc.           **
          and Broad National Bank dated as of April 20,
          1995 (filed as Exhibit 10.27 to the Registrant's
          Form 10-K Report for the fiscal year ended
          December 31, 1995 and incorporated herein by reference).

 10.28    1996 Broad National Bancorporation Incentive            --
          Stock Option Plan for certain employees adopted on December 19, 1996 and subsequently amended on January 16, 1997.*

 10.29    1996 Broad National Bancorporation Directors            --
          Non-Statutory Stock Option Plan for directors adopted on December 19, 1996.*

 10.30    Broad National Bank Long-Term Capital                   --
          Accumulation Plan for certain employees adopted on October 19, 1995.*

 10.31    Broad National Bank Deferred Compensation Plan          --
          for certain employees and directors adopted on October 19, 1995.*

 10.32    Broad National Bank Management Incentive Plan            --
          for certain employees adopted on October 19, 1995.*

 11       Statement re Computation of Net Income Per Share.        --

 22       List of Subsidiaries (filed with Amendment No. 3        **
          to the Registrant's Registration Statement No.
          33-53658 as Exhibit 22 and incorporated herein by reference).

 24       Consent of KPMG Peat Marwick LLP with regard to          --
          Bancorporation's Registration Statement on Form
          S-8 (Reg. No. 33-28183).

 27       Financial Data Schedule.                                --

__________________________

* Management contracts or compensatory plans or arrangements required to be identified by Item
          14(a)(3).

**        Incorporated by reference from previous filings.