Form 10-Q
period 1997-03-31
BROAD NATIONAL BANCORPORATION
filed 1997-05-15
CIK 703800

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31,1997      Commission File Number 0-16637



                         BROAD NATIONAL BANCORPORATION
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                22-2395057
------------------------------              -----------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             identification No.)

 905 Broad Street, Newark NJ                             07102
------------------------------              -----------------
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

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of April 30, 1997:

                   Common Stock, $1.00 par value - 4,584,688

                         BROAD NATIONAL BANCORPORATION

                    Index to Form 10-Q Financial Information
                    For the Three Months Ended March 31,1997
         ---------------------------------------------------------


                                                       PAGE
                                                       ----

PART 1 - FINANCIAL INFORMATION                            3
-----------------------------------------------------

Consolidated Statements of Condition
 as of March 31, 1997 and December 31, 1996               4

Consolidated Statements of Income for the
 Three Month Periods Ended March 31, 1997 and 1996        5

Consolidated Statements of Cash Flows for the Three
 Month Periods Ended March 31, 1997 and 1996              7

Notes to Consolidated Financial Statements                8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                      9


PART 2 - OTHER INFORMATION                               20
--------------------------


Items 1 to 3                           Not Applicable or Negative

Item 4                                                                                 20

Item 5                                                         Not Applicable or Negative

Item 6                                                                                 21

Signatures                                                                             22

Exhibit 1  - Computation of Net Income
             per Common Share                                                          23

Exhibit 2  - Independent Auditor's Review Report of Interim
             Financial Information                                                     24

Exhibit 27 - Financial Data Schedule                                                   25


                         BROAD NATIONAL BANCORPORATION

PART 1 - FINANCIAL INFORMATION

The following consolidated financial statements of Broad National Bancorporation as of March 31, 1997 and December 31, 1996 as well as the three month periods ended March 31, 1997 and 1996 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further clarification and understanding, these interim statements should be read in conjunction with the annual report on Form 10-K of Broad National Bancorporation for the year ended December 31, 1996.

The results of operations for the periods presented are not necessarily an indication of the results which can be expected for 1997.

The registrant's independent public accountants, KPMG Peat Marwick LLP, have performed a limited review of these interim statements in accordance with the standards for such reviews promulgated by the American Institute of Certified Public Accountants. See page 24 for their report on this limited review.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                (IN THOUSANDS)
                                  (Unaudited)


                                                               MARCH 31,  DECEMBER 31,
                                                                  1997       1996
                                                                  ----       ----

ASSETS
--------------------------------------------------------------
CASH AND DUE FROM BANKS                                         $ 19,415   $ 19,782
FEDERAL FUNDS SOLD                                                42,875     57,075
--------------------------------------------------------------  --------   --------
CASH AND CASH EQUIVALENTS                                         62,290     76,857
--------------------------------------------------------------  --------   --------
SECURITIES HELD-TO-MATURITY
   (aggregate market value $89,367)
     and $89,482, respectively)                                   91,139     90,170
SECURITIES AVAILABLE-FOR-SALE                                     76,250     69,044
LOANS, Net of deferred loan fees                                 291,387    287,116
    LESS -
       Allowance for possible loan losses                          8,908      8,531
--------------------------------------------------------------  --------   --------
     NET LOANS                                                   282,479    278,585
--------------------------------------------------------------  --------   --------
PREMISES AND EQUIPMENT, net                                        8,831      8,888
ACCRUED INTEREST RECEIVABLE                                        3,748      3,351
OTHER ASSETS                                                       6,897      6,720
--------------------------------------------------------------  --------   --------
     TOTAL ASSETS                                               $531,634   $533,615
--------------------------------------------------------------  --------   --------

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
   Non-interest bearing demand                                  $ 97,499   $100,945
   Savings and interest bearing demand                           212,882    217,250
   Time deposits less than $100,000                               87,900     85,714
   Time deposits of $100,000 or more                              83,604     81,164
--------------------------------------------------------------  --------   --------
     Total Deposits                                              481,885    485,073
SHORT-TERM BORROWINGS                                              1,000      1,000
ACCRUED TAXES, INTEREST AND OTHER LIABILITIES                      9,855      9,184
--------------------------------------------------------------  --------   --------
     TOTAL LIABILITIES                                           492,740    495,257
--------------------------------------------------------------  --------   --------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value, authorized
   5,500,000 shares; issued 4,677,188 shares                       4,677      4,677
Capital surplus                                                   26,589     26,589
Retained earnings                                                  8,200      7,004
Common stock in treasury, at cost: 22,500 shares                    (291)       (58)
  at 3/31/97 and 5,000 shares at 12/31/96
Unrealized gain (loss) on securities available-for-sale, net        (281)       146
--------------------------------------------------------------  --------   --------
     TOTAL SHAREHOLDERS' EQUITY                                   38,894     38,358
--------------------------------------------------------------  --------   --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $531,634   $533,615
--------------------------------------------------------------  --------   --------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                   3 MONTH PERIOD ENDED
                                                   --------------------
                                                         MARCH 31
                                                       1997     1996
                                                      ------   ------
                                                        (Unaudited)
INTEREST INCOME
Interest and fees on loans                            $6,413   $5,789
Interest on securities held to maturity
Taxable                                                1,428      905
Tax exempt                                                13       17
Interest on securities available - for - sale          1,098      884
Interest on federal funds sold                           730      509
----------------------------------------------------  ------   ------
  TOTAL INTEREST INCOME                                9,682    8,104
----------------------------------------------------  ------   ------

INTEREST EXPENSE:
  Interest on savings & interest bearing
    demand deposits                                    1,150    1,199
  Interest on time certificates of
    deposit of $100,000 or more                        1,209      284
  Interest on other time deposits                      1,150    1,112
  Interest on short-term borrowings                       12       18
----------------------------------------------------  ------   ------
  TOTAL INTEREST EXPENSE                               3,521    2,613
----------------------------------------------------  ------   ------

NET INTEREST INCOME                                    6,161    5,491
----------------------------------------------------   ------  ------

PROVISION FOR POSSIBLE LOAN LOSSES                       450      225
----------------------------------------------------  ------   ------

INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                 5,711    5,266
----------------------------------------------------   ------  ------
NON-INTEREST  INCOME
 Service charges on deposit accounts                   1,616      855
 Other income                                            272      217
 Gain on sale of securities available - for - sale         5        0
----------------------------------------------------  ------   ------
   TOTAL NON-INTEREST  INCOME                          1,893    1,072
----------------------------------------------------  ------   ------

NON-INTEREST EXPENSES:
 Salaries and wages                                    2,030    2,031
 Employee benefits                                       641      534
 Occupancy expense                                       475      474
 Furniture and equipment expense                         259      290
 Data processing fees                                    291      268
 Legal fees                                              192      195
 Professional fees                                       253      141
 Postage, delivery and communication                     172      164
 FDIC and OCC assessments                                 44       28
 Other real estate expense (income)                      (82)       9
 Other expenses                                          415      566
----------------------------------------------------  ------   ------
    TOTAL NON-INTEREST  EXPENSES                       4,690    4,700
----------------------------------------------------  ------   ------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (Unaudited)

                                       3 MONTH PERIOD ENDED
                                            MARCH 31

                                          1997        1996
                                          ----        ----
                                            (Unaudited)

INCOME BEFORE INCOME TAXES                2,914       1,638
PROVISION FOR INCOME TAXES                1,253         601
---------------------------------------  ------      ------
NET INCOME                               $1,661      $1,037
------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK    $1,661      $1,037
------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
   PRIMARY                            4,812,997   4,325,517 (1)
   ASSUMING FULL DILUTION             4,850,695   4,758,481 (1)
--------------------
NET INCOME PER COMMON SHARE

   PRIMARY EARNINGS PER COMMON SHARE      $0.35       $0.24 (1)

   FULLY DILUTED EARNINGS PER COMMON
     SHARE                                $0.34       $0.22 (1)


(1) Restated to reflect the effect of the 10% stock dividend declared September 19, 1996.



See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                  (Unaudited)

                                           THREE MONTH PERIOD ENDED MARCH 31
                                                     1997       1996
                                                     ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $  1,661    $  1,037
  Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities:
 Depreciation and
  amortization                                          308         298
 Amortization of
  securities premium net                                179         187
 Amortization of deferred
  points and fees
  and deferral of loan origination cost                (100)        (65)
 Provision for possible loan losses                     450         225
 Deferred tax benefit                                  (220)       (305)
  Increase (decrease) in
   accrued taxes, interest, and other
      liabilities                                       671      (8,248)
  Gain on sale of securities available - for - sale      (5)          0
Gain on sale of other real estate owned                 (123)         0
Increase in accrued interest receivable                 (397)      (437)
   Other assets, net                                      54        250
---------------------------                              ---        ---
   Net cash provided by (used in) operating
    activities                                      $  2,478   $ (7,058)
---------------------------                            -----     ------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Proceeds from the sale of other real estate
    owned                                           $    333    $     0
   Net increase in loan balances                      (4,245)    (6,077)
   Proceeds from maturities of
    securities held-to-maturity                        4,700      2,281
   Proceeds from maturities of
     securities available-for-sale                     2,585      5,013
     Purchase of securities held-to-maturity          (5,752)   (10,093)
     Proceeds from the sale of securities
      available - for - sale                           6,196          0
   Purchase of securities available-for-sale         (16,725)   (17,607)
   Capital expenditures                                 (251)      (266)
---------------------------                          -------    ------
   Net cash used in investing activities            $(13,159)  $(26,749)
---------------------------                           ------     ------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
   Net increase in certificates of deposit          $  4,626   $  3,743
   Net decrease in demand deposit, savings
     and interest bearing demand accounts             (7,814)    (6,038)
     Net increase in short-term borrowings                 0        490
   Redemption of preferred stock                           0        (12)
  Purchase of Treasury Stock                            (233)         0
   Dividends paid                                       (465)      (332)
---------------------------                          -------    -------
   Net cash used in
    financing activities                             $(3,886)  $ (2,149)
                                                     -------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS           $(14,567)  $(35,956)
CASH AND CASH EQUIVALENTS, beginning of period        76,857     87,110
                                                     --------   -------
CASH AND CASH EQUIVALENTS, end of period            $ 62,290   $ 51,154
---------------------------                          --------   -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during the year for Interest           $  3,299   $  2,870
     Taxes                                           $   761   $    128
---------------------------                          -------   --------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)



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


(2)  Net income per share -

     Primary net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period adjusted for stock options. Fully diluted per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding adjusted for stock options.

(3)  Stock buy back program:

     On November 21, 1996, the Board of Directors of the Company authorized the repurchase of up to 100,000 of its outstanding common shares.

     At March 31, 1997, the Company had repurchased 22,500 shares of common stock a cost of $290,625.

     On April 23, 1997, the Company repurchased an additional 70,000 shares of common stock at a cost of $1,102,500.
(4)  Reclassification -

     Certain amounts in the consolidated financial statements presented for
prior periods have been reclassified to conform with the 1997   presentation.

BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997
---------------------------------


                                    SUMMARY
                                    -------

The Company reported net income of $1,661,000 or $0.34 per fully diluted common share for the first quarter of 1997 compared to net income of $1,037,000 or $0.22 per fully diluted common share for the first quarter of 1996. Per share data for the first quarter of 1996 has been restated to reflect the effect of the 10% stock dividend declared September 19, 1996.

Total assets of $531,634,000 at March 31,1997 represent a decrease of $1,981,000 or 0.4% from the December 31, 1996 balance of $533,615,000. Total deposits declined $3,188,000 or 0.7% from $485,073,000 at December 31, 1996 to
$481,885,000 at March 31, 1997.

Total shareholders'equity increased $536,000 during the first three months of 1997 as the result of net income of $1,661,000, reduced by dividends declared of $465,000, the repurchase of 17,500 shares of stock as treasury shares at a cost of $233,000 and a net decrease of $427,000 in the unrealized gain (loss) on securities available - for - sale, due to the change in the interest rate environment.

The Company's annualized return on average assets and annualized return on average shareholders' equity were 1.24% and 17.17%, respectively, for the first three months of 1997, compared to annualized returns of .89% and 11.91%, respectively, for the comparable 1996 period.

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

(4) Annualized

                              NET INTEREST INCOME
                          Three Months Ended March 31
                            (Dollars in Thousands)


                                 1997                            1996
                                -------                        --------
                      Average  Interest  Average     Average   Interest  Average
                      Balance  and Fees  Rate (4)    Balance   and Fees  Rate (4)
                      -------  --------  --------    --------  --------  --------

ASSETS

Federal Funds Sold    $56,369      $730     5.18%     $38,458      $509     5.24%
                      -------  --------  -------     --------  --------  -------

Investment Securities
  Securities held-to-
   maturity            89,724     1,447     6.46       62,659       931     5.94
  Securities
   available-for-sale  71,653     1,098     6.12       60,528       884     5.84
                      -------  --------  -------     --------  --------  -------
Total investment
----------------
   securities         161,377     2,545     6.31(2)   123,187     1,815     5.89 (2)
   ----------         -------  --------  -------     --------  --------  -------

Loans
  Mortgage           $168,660     3,847     9.12      160,677     3,390     8.43
  Installment          40,112       890     9.00       35,163       821     9.39
  Commercial           78,457     1,676     8.66       72,914     1,556     8.68
  State and political
   subdivisions (1)        14        --       --        1,072        33    11.29
                      -------  --------  -------     --------  --------  -------
Total Loans           287,243     6,413     9.05      269,826     5,800     8.65
                      -------  --------  -------     --------  --------  -------
Total interest
 earning assets       504,989   $ 9,688     7.78%(2)  431,471   $ 8,124     7.57%(2)
                      -------  --------  -------     --------  --------  -------

Less - Allowance for
  possible loan losses  8,693                           7,510
All other assets       46,092                          44,105
                      --------                       --------
Total Assets         $542,388                        $468,066
                      --------                       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest Bearing Deposits
  Savings and
   interest bearing
   demand deposits   $212,042    $1,150   2.20%      $221,892    $1,199   2.17%
  Time Deposits
   Under $100,000      90,852     1,150   5.13         86,696     1,112   5.16
   Over $100,000       92,606     1,209   5.30         23,067       284   4.95
                      -------  --------  -------     --------  --------  -------
Total Interest
 Bearing Deposits     395,500     3,509   3.60        331,655     2,595   3.15

Short term borrowings   1,000        12   4.80          1,364        18   5.22
                      -------  --------  -------     --------  --------  -------
Total Interest
 Bearing Liabilities  396,500    $3,521   3.60%       333,019    $2,613  3.16%
                      -------  --------  -------     --------  --------  -------
Other liabilities      10,118                           8,163
Demand deposits        97,532                          91,879
Shareholders' equity   39,238                          35,005
                      --------                       --------

Total liabilities and
  shareholders'
   equity            $542,388                       $468,066
                     --------                       --------

NET INTEREST INCOME;
  NET INTEREST SPREAD           $ 6,167   4.18%                 $ 5,511  4.41%
NET INTEREST MARGIN                       4.95% (3)                      5.14% (3)

Rate/Volume Analysis Of Net Interest Income
-------------------------------------------

The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the three months ended March 31, 1997 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.


                                                    Increase (Decrease) Due to a
                                                            Change in the
                                               -----------------------------------------
                                               Average Balance   Average Rate    Total
                                               ----------------  -------------  --------
                                                        (Dollars in Thousands)
Interest Earned on:
  Loans                                                 $  373           $240    $  613
  Investment securities                                    593            137       730
  Federal funds sold                                       234            (13)      221
                                                        ------           ----   -------
  Total interest income                                 $1,200           $364    $1,564
                                                        ------           ----   -------
Interest paid on:
  Savings and interest
   bearing demand deposits                              $  (66)          $ 17    $  (49)
  Certificates of deposit:
          Under $100,000                                    53            (15)       38
          Over  $100,000                                   849             76       925
Short term borrowings                                       (5)            (1)       (6)
                                                        ------           ----   -------
Total Interest expense                                  $  831           $ 77    $  908
                                                        ------           ----   -------
Change in net interest income                           $  369           $287    $  656
 Percent increase in net interest                       ------           ----   -------

 income over the prior period                                                     11.90%
                                                                                -------

Total tax equivalent interest income of $9,688,000 for the first three months of 1997 represents an increase of $1,564,000 or 19.3% over total tax equivalent interest income of $8,124,000 for the comparable 1996 period. This improvement is primarily due to an increase of $73,518,000 in the average balance of total interest earning assets for the first quarter of 1997 as compared to the first quarter of 1996. This increase in the average balance of interest earning assets resulted in a $1,200,000 increase in total tax equivalent interest income. Additionally, an increase of 21 basis points in the average rate earned on interest earning assets contributed $364,000 to the increase in total tax equivalent interest income. A change occurred in the mix of interest earning assets for the first quarter of 1997 as compared to the first quarter of 1996. Higher yielding loans declined to 56.9% of total average interest earning assets for the first quarter of 1997 from 62.5% of total average interest earning assets for the comparable 1996 period. Relatively lower yielding federal funds sold and investments securities represented a combined 43.1% of total average interest earing assets for the first three months of 1997 as compared to 37.5% of total average interest earning assets for the first quarter of 1996.

Total interest expense of $3,521,000 for the first quarter of 1997 was $908,000 or 34.7% higher than the comparable prior year period. An increase of $63,481,000 in the average balance of total interest bearing liabilities is the primary reason for this increase, resulting in an additional $831,000 of interest expense for the first quarter of 1997 as compared to the first quarter of 1996. The most significant growth in the average balance of total interest bearing liabilities occurred in time deposits over $100,000, which average balance was $69,539,000 higher for the first quarter of 1997 than for the first quarter of 1996. This growth originated from new or expanded relationships with municipal government units within markets served by the bank.

Tax equivalent net interest income for the first three months of 1997 was $656,000 or 11.90% higher than for the first three months of 1996. This increase is primarily attributable to the increase in the average balance of interest earning assets. However, the change in the mix of interest earning assets, with a larger percentage of interest earning assets in relatively lower yielding investments and federal funds sold, contributed to the decline in the net interest margin for the first quarter of 1997 as compared to the first quarter of 1996.


PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $450,000 for the first quarter of 1997 compared to $225,000 for the comparable 1996 period. The increased provision for possible loan losses is primarily due to the increase in loans outstanding. Actual net loan charge-offs for the first three months of 1997 were $73,000 or 0.10% (annualized) of average total loans, as compared to net loan charge-offs of $181,000 or 0.28% (annualized) of average total loans for the comparable 1996 period.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
---------------------------------------------

Total non-interest income of $1,893,000 for the first quarter of 1997 was $821,000 or 76.6% higher than the comparable 1996 period. This increase is primarily attributable to the service charges on deposit accounts which were $761,000 or 89% higher for the first quarter of 1997 as compared to the first quarter of 1996. This increase results from a more consistent collection of fee income for services provided.

Total non - interest expense of $4,690,000 for the first three months of 1997 was $10,000 lower than the comparable 1996 period.

Employee benefits expense was $107,000 or 20% higher for the first quarter of 1997 as compared to the first quarter of 1996. Most of this increase is attributable to increased claims for hospital and medical insurance.

Professional fees of $253,000 for the first quarter of 1997 were $112,000 or 79.4% higher than for the first quarter of 1996. The largest single component of the increase were costs of approximately $55,000 associated with a funds management project which was completed and expensed during the first quarter of 1997.

A non - recurring gain of $123,000 from the sale of a property classified as other real estate owned resulted in an improvement of $91,000 in other real estate expense for the first quarter of 1997 as compared to the first quarter of 1996.

Other non - interest expenses of $415,000 for the first quarter of 1997 were $151,000 or 26.7% lower than for the first quarter of 1996. The most significant factor contributing to this decrease was insurance expense, which was approximately $60,000 lower for the first quarter of 1997 as compared to the first quarter of 1996.


FINANCIAL CONDITION
-------------------

Loans

Total loans, net of deferred loan fees, of $291,387,000 at March 31, 1997 represent an increase of $4,271,000 or 1.5% from the December 31, 1996 balance of $287,116,000. The most significant component of the increase in loan balances was an increase of $4,915,000 or 3.9% in commercial mortgages. For the first three months of 1997, average loans of $287,243,000 represented 56.9% of total average interest earning assets, as compared to 62.5% of total average interest earning assets for the first three months of 1996.

Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the periods presented. Also presented are certain key ratios regarding the allowance.

                                    Three Months    Three Months
                                        Ended          Ended
                                   March 31, 1997   March 31, 1996
                                   --------------  ---------------
                                       (Dollars In Thousands)
Balance, beginning of period          $  8,531         $  7,402
Provision charged to operations            450              225
Loans charged off                         (245)            (403)
 Recoveries of charged-off loans           172              222
                                      --------         --------
Balance, end of period                $  8,908         $  7,446
                                      --------         --------

Average gross loans outstanding
 during period.....................   $287,243         $269,826
                                      --------         --------
Total gross loans at period end....   $291,664         $273,598
                                      --------         --------
Net loans charged-off                 $     73         $    181
                                      --------         --------
Ratio of net loans charged-off to
  average loans outstanding
    during period (annualized)......     0.10%             0.28%
                                         -----            ------
Allowance for possible loan losses as
  a percentage of total gross loans..    3.05%             2.72%
                                         -----            ------

The amount of allowance applicable to non-classified loans was $6,094,000   and
$5,819,000 at March 31, 1997 and December 31, 1996, respectively.

Asset Quality

Non-performing assets consist of (I)non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

The following table reflects the components of non-performing assets at March 31, 1997 and December 31, 1996:


                                   March 31, 1997   December 31, 1996
                                   ---------------  ------------------
                                         (Dollars In Thousands)

Past due 90 days or more:
  Mortgage.......................         $   260             $ 1,068
  Commercial.....................             243                 247
  Installment....................               7                  34
                                          -------             -------
  Total..........................         $   510             $ 1,349
                                          -------             -------

Non-accrual loans:
  Mortgage.......................         $ 2,173             $ 2,800
  Commercial.....................           5,335               5,584
  Installment....................               3                   0
                                          -------             -------
     Total.......................         $ 7,511             $ 8,384
                                          -------             -------
TOTAL NON-PERFORMING LOANS.......         $ 8,021             $ 9,733
Restructured loans (excluding
 amounts classified as
 non-performing loans)                      3,914               3,934

Other real estate owned,
  net of reserve.................             875                 841
                                          -------             -------
TOTAL NON-PERFORMING ASSETS.              $12,810             $14,508
                                          -------             -------

Non-performing loans as a
   percent of total gross loans              2.75%               3.39%
                                          -------             -------
Non-performing loans as a
   percent of total assets.......            1.51%               1.82%
                                          -------             -------
Non-performing assets as a
  percent of loans and other
  real estate owned..............            4.38%               5.03%
                                          -------             -------
Allowance for possible loan
  losses.........................         $ 8,908             $ 8,531
                                          -------             -------
Allowance for possible loan
  losses as a percent of
  non-performing loans...........          111.06%              87.65%
                                          -------             -------

In addition to the non-performing and restructured loans as of March 31, 1997 and December 31, 1996, the Company had classified an additional $3,028,000 and $3,088,000, respectively, as substandard loans. A loan loss reserve has been allocated to such loans in accordance with the Company's policies.

At March 31, 1997, the recorded investment in loans that are considered to be impaired under SFAS 114 was $9,989,000 for which the related allowance for credit losses is $470,000. The impaired loan portfolio is primarily collateral dependent, as defined by SFAS 114. The change in the allowance for impaired loans during the first quarter of 1997 represented a recovery of $30,000. The average recorded investment in impaired loans during the first quarter of 1997 was approximately $10,049,000. For the first quarter of 1997, the Company recognized cash basis interest income on these impaired loans of $55,279.

The level of non-performing loans and assets is heavily dependent upon local economic conditions. The March 31, 1997 total non-performing assets of $12,810,000 represents a decrease of $1,698,000 or 11.7% from the total at
December 31, 1996.   There can be no assurance that the level of the Company's
non-performing assets will not increase in the future.

Investment Securities and Federal Funds Sold

Federal funds sold of $42,875,000 at March 31, 1997 represent a decrease of $14,200,000 from the balance at December 31, 1996. Most of this decline is attributable to the transfer of funds into the investment portfolio. Average Federal Funds sold of $56,369,000 during the first three months of 1997 represented 11.1% of total average interest earning assets, as compared to 8.9% during the first three months of 1996.

Total average investment securities of $161,377,000 for the first three months of 1997 represent 32% of total average interest-earning assets, as compared to 28.6% for the comparable 1996 period.

Total investment securities, which include securities classified as held-to-maturity and available-for-sale, of $167,389,000 at March 31, 1997 represent an increase of $8,175,000 or 5.1% over the balance at December 31, 1996. During the first quarter of 1997, securities available-for-sale of $6,196,000 were sold and a net gain of $5,000 was realized from the sale. There were no sales of securities available-for-sale during the first three months of 1996.

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

Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of March 31, 1997 and December 31, 1996.



                                March 31, 1997   December 31, 1996
                                ---------------  ------------------
Cash and cash equivalents
  and securities maturing in
  one year to total assets                12.4%               14.9%
Net loans to total deposits               58.6%               57.4%


To assist in the management of its liquidity, the bank has available $26,000,000 in lines of credit for federal funds. However, none of these lines were in use during the first quarter of 1997.

In summary, managing the Bank's liquidity position involves a significant degree of analytical estimation and other objective factors. Although customer demand for funds, in the form of loans or deposit withdrawals, is largely dependent on general economic factors outside of the Bank's control, management believes that its present liquidity structure is adequate to meet such needs.

Liquidity of Bancorporation

Bancorporation's ability to meet its cash requirements, including dividend payments, is generally dependent upon the declaration and payment of dividends by the Bank to Bancorporation. Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1996, retained earnings of the Bank of $6,942,000 were available for payment of dividends to the parent company without regulatory approval. Additionally, at March 31, 1997 Bancorporation had $423,000 of cash for the purpose of paying operating costs and dividends. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in the Bank's inability to pay dividends to Bancorporation or could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make dividend payments and may be required to seek other sources of capital and liquidity, if available.

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

At March 31, 1997 the Company maintained negative sensitivity gaps of 52:1, 50:1 and 58:1 at the cumulative 3 month, 6 month and 12 month periods. In a rising rate environment, a liability sensitive gap position generally indicates that increases in the cost of interest bearing liabilities will outpace increases in income from interest earning assets. This risk can be reduced by various strategies, including the management of liability costs and the investment of asset maturities and cash flows in such a way as to insulate net interest income from the effects of changes in interest rates.

Management will continue to monitor the interest rate sensitivities of assets and liabilities in an effort to minimize interest rate exposure and maintain a relatively stable net interest spread.

Capital Adequacy

At March 31, 1997, the Company had total capital equal to 12.68% of risk-based assets which included tier one capital equal to 11.41% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At March 31, 1997, the Company had tier one capital equal to 7.06% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

At March 31, 1997, the Bank had total capital equal to 12.5% of risk-based assets, which included tier one capital equal to 11.23% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At March 31, 1997, the Company had tier one capital equal to 6.95% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

Recent Accounting Developments

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted and requires restatement of all prior-period EPS data presented.

The pro forma basic EPS for the first quarter of 1997 and 1996 were $0.36 and $0.24 per share, respectively. The diluted EPS is not expected to be materially different from the fully diluted earnings per share disclosed in the income statement.

                         BROAD NATIONAL BANCORPORATION



PART 2 - OTHER INFORMATION
--------------------------


4.  Submission of Matters to a Vote of Security Holders

    (a) The annual shareholders meeting of Broad National Bancorporation was held on April 17, 1997.

    (b) The Directors elected at this meeting were:


                                Affirmative  Withheld
                                   Votes     Authority
                                -----------  ---------

     Mr. Licinio Cruz             3,955,336     28,762
     Mr. John A. Dorman           3,955,236     28,862
     Mr. Arthur Fischman          3,954,058     30,040
     Mr. John J. Iannuzzi         3,955,336     28,762
     Mr. Donald M. Karp           3,955,236     28,862
     Mr. James J. Lazarus         3,955,336     28,762
     Mr. Edward J. Lenihan        3,951,723     32,375
     Mr. Stanley J. Lesnik        3,951,952     32,146
     Ms. Catherine McFarland      3,955,221     28,877
     Mr. Louis J. Owen            3,955,107     28,991
     Mr. A. Harold Schwartz       3,955,336     28,762
     Mr. Hubert Williams          3,952,448     31,650

    (c) A 1996 Broad National Bancorporation Incentive Stock Option Plan was approved by holders of shares of common stock, as follows :
        FOR              2,863,986
                         ---------
        AGAINST            356,506
                        ----------
        ABSTAIN             69,442
                        ----------

        There were 942,396 broker non-votes with respect to approval of a 1996 Broad National Bancorporation Incentive Stock Option Plan.

    (d) A 1996 Broad National Bancorporation Directors Non-Statutory Stock Option Plan was approved by holders of shares of common stock, as follows :
        FOR             2,767,536
                        ---------
        AGAINST           509,917
                        ---------
        ABSTAIN            12,481
                        ---------

        There were 942,396 broker non-votes with respect to approval of a 1996 Broad National Bancorporation Directors Non-Statutory Stock
Option Plan.

    (e) An amendment to the Corporation's Certificate of Incorporation to increase the number of authorized shares of the Corporation's capital stock from 7,020,000 shares to 11,520,000 shares and to increase the number of authorized shares of the Corporation's common stock, $1.00 par value, from 5,500,000 to 10,000,000 shares, was approved by holders of shares of common stock as follows:

        FOR            3,638,616
                       ---------
        AGAINST          247,682
                       ---------
        ABSTAIN           59,805
                       ---------

        There were 233,731 broker non-votes with respect to approval of the amendment to the Corporation's Certificate of Incorporation to
increase the number of authorized shares of the Corporation's capital stock and common stock.

    (f) KPMG Peat Marwick LLP was appointed as the Corporation's independent auditors for the year ending December 31, 1997 by holders of shares of common stock, as follows:

        FOR              3,972,244
                         ---------
        AGAINST              6,736
                         ---------
        ABSTAIN              5,008
                         ---------


6.         Exhibits and Reports on Form 8-K
           --------------------------------

     (a) Exhibits

         Statements re: computation of per share earnings is part of this Form 10-Q as Exhibit I.

     (b) No report on Form 8-K has been filed during the three month period ended March 31, 1997.

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



                         BROAD NATIONAL BANCORPORATION
                         -----------------------------
                                  (registrant)



Date: May 14, 1997                             /s/ Donald M. Karp
                                               -------------------
                                               Donald M. Karp
                                               Chairman and CEO


                                               /s/ James Boyle
                                               -------------------
                                               James Boyle
                                               Treasurer

                         BROAD NATIONAL BANCORPORATION
                      Computation of Net Income Per Share
                                  (Unaudited)


                                                   THREE-MONTH PERIOD
                                                     ENDED MARCH 31

                                                     1997         1996(1)
                                               ----------   ----------

      PRIMARY:
---------------------------------------------

Average number of common shares outstanding     4,669,188    4,237,474
Assumed exercise of options outstanding           143,809       88,043
                                               ----------   ----------
Average number of common shares and
   common share equivalents outstanding         4,812,997    4,325,517
                                               ----------   ----------

Net income available to common shareholders    $1,661,150   $1,036,650
                                               ----------   ----------
Primary earnings per common share              $     0.35   $     0.24
                                               ==========   ==========


     FULLY DILUTED:
---------------------------------------------

Average number of common shares outstanding     4,669,188    4,237,474
Assumed exercise of options outstanding           181,507       97,264
Assumed conversion of preferred shares                  0      423,743
                                               ----------   ----------
Adjusted average number of common shares        4,850,695    4,758,481
                                               ----------   ----------

Net Income                                     $1,661,150   $1,036,650
                                               ----------   ----------

Fully diluted earnings per common share        $     0.34   $     0.22
                                               ==========   ==========



(1) Restated to reflect the effect of the 10% stock dividend declared September 19, 1996

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Broad National Bancorporation:

We have reviewed the accompanying consolidated condensed statement of condition of Broad National Bancorporation and subsidiaries (the Company) as of March 31, 1997, and the related consolidated condensed statements of income, and cash flows for the three-month periods ended March 31, 1997 and 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of the Company as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 15, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.



/s/ KPMG Peat Marwick LLP



Short Hills, New Jersey
May 14, 1997