Form 10-Q
period 1997-06-30
BROAD NATIONAL BANCORPORATION
filed 1997-08-14
CIK 703800

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 30,1997                            Commission File
                                                              Number 0-16637



                         BROAD NATIONAL BANCORPORATION
--------------------------------------------------------------------------------

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

Registrant telephone number, including area code (201) 624-2300
                                                  ----------------


                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          YES  X      NO
             ------     -----

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of July 31, 1997:

                   Common Stock, $1.00 par value - 4,554,348

                         BROAD NATIONAL BANCORPORATION

                    Index to Form 10-Q Financial Information
            For the Three Months and Six Months Ended June 30, 1997
            -------------------------------------------------------

                                                              PAGE
                                                              ----

PART 1 - FINANCIAL INFORMATION                                  3
------------------------------

Consolidated Statements of Condition
 as of June 30, 1997 and December 31, 1996                      4

Consolidated Statements of Income for the
 Three Month and Six Month Periods Ended June 30, 1997
 and 1996                                                       5

Consolidated Statements of Cash Flows for the Six
 Month Periods Ended June 30, 1997 and 1996                     7

Notes to Consolidated Financial Statements                      8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                           10


PART 2 - OTHER INFORMATION                                     21
--------------------------

Items 1,2,3 & 5                 Not Applicable or Negative

Item 4                                                         21

Item 6                                                         21

Signatures                                                     22

Exhibit 1  - Computation of Net Income  per Common Share       23

Exhibit 2  - Independent Auditor's Review Report of Interim
                   Financial Information                       24

Exhibit 27 - Financial Data Schedule                           25

                         BROAD NATIONAL BANCORPORATION



PART 1 - FINANCIAL INFORMATION

The following consolidated financial statements of Broad National Bancorporation as of June 30, 1997 and December 31, 1996 as well as the three month and six month periods ended June 30, 1997 and 1996 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further clarification and understanding, these interim statements should be read in conjunction with the annual report on Form 10-K of Broad National Bancorporation for the year ended December 31, 1996.

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

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (IN THOUSANDS)

                                                                   JUNE 30,         DECEMBER 31,
                                                                     1997               1996
                                                               ---------------  -------------------
                                                                  (Unaudited)
ASSETS
------
CASH AND DUE FROM BANKS                                              $ 39,114             $ 19,782
FEDERAL FUNDS SOLD                                                     53,775               57,075
                                                                     --------             --------
  CASH AND CASH EQUIVALENTS                                            92,889               76,857
SECURITIES HELD-TO-MATURITY
   (aggregate market value $84,390)
    and $89,482, respectively)                                         84,992               90,170
SECURITIES AVAILABLE-FOR-SALE                                          82,767               69,044
LOANS, Net of deferred loan fees                                      307,601              287,116
LESS -
   Allowance for possible loan losses                                   9,037                8,531
--------------------------------------------------------------------------------------------------
     NET LOANS                                                        298,564              278,585
--------------------------------------------------------------------------------------------------
PREMISES AND EQUIPMENT, net                                             8,909                8,888
ACCRUED INTEREST RECEIVABLE                                             3,823                3,351
OTHER ASSETS                                                            8,327                6,720
--------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                    $580,271             $533,615
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
DEPOSITS
 Non-interest bearing demand                                         $102,974             $100,945
 Savings and interest bearing demand                                  233,144              217,250
 Time deposits less than $100,000                                      90,717               85,714
 Time deposits of $100,000 or more                                     90,200               81,164
--------------------------------------------------------------------------------------------------
TOTAL  DEPOSITS                                                       517,035              485,073
SHORT-TERM BORROWINGS                                                   3,506                1,000
ACCRUED TAXES, INTEREST AND OTHER LIABILITIES                           8,874                9,184
TRUST PREFERRED SECURITIES                                             11,500                    0
--------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                540,915              495,257
--------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
 Common stock, $1 par value, authorized
 10,000,000 shares at 6/30/97 and 5,500,000 at 12/31/96;
 issued  4,677,188 shares                                               4,677                4,677
 Capital surplus                                                       26,591               26,589
 Retained earnings                                                      9,400                7,004
 Common Stock in treasury at cost; 92,500 shares at 6/30/97
 and 5,000 shares at 12/31/96                                          (1,393)                 (58)
 Unrealized gain on securities available-for-sale, net                     81                  146
--------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                        39,356               38,358
--------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $580,271             $533,615
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                    3 MONTH PERIOD ENDED             6 MONTH PERIOD ENDED
                                                                    --------------------             ---------------------
                                                                         JUNE 30                            JUNE 30
                                                                  1997                  1996             1997       1996
                                                                         (UNAUDITED)                      (UNAUDITED)

INTEREST INCOME
Interest and fees on loans                                             $ 6,617                $6,074   $13,030      $11,863
Interest on securities held - to -  maturity
 Taxable                                                                 1,414                 1,110     2,842        2,015
 Tax exempt                                                                 13                    13        26           30
Interest on securities available - for - sale                            1,255                   988     2,353        1,872
Interest on federal funds sold                                             714                   289     1,444          798
---------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                10,013                 8,474    19,695       16,578
---------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on savings & interest bearing
     demand deposits                                                     1,181                 1,250     2,331        2,449
   Interest on time certificates of
     deposit of $100,000 or more                                         1,415                   396     2,624          680
   Interest on other time deposits                                       1,173                   997     2,323        2,109
   Interest on short-term borrowings                                        21                    15        33           33
---------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                3,790                 2,658     7,311        5,271
---------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                      6,223                 5,816    12,384       11,307
---------------------------------------------------------------------------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES                                         450                   225       900          450
---------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                                  5,773                 5,591    11,484       10,857
---------------------------------------------------------------------------------------------------------------------------
NON-INTEREST  INCOME
  Service charges on deposit accounts                                    1,470                 1,122     3,086        1,977
  Other income                                                             261                   231       533          448
  Gain (Loss) on sale of securities available-for-sale                      52                   (47)       57          (47)
---------------------------------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST  INCOME                                          1,783                 1,306     3,676        2,378
---------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
  Salaries and wages                                                     2,002                 2,042     4,032        4,073
  Employee benefits                                                        596                   624     1,237        1,158
  Occupancy expense                                                        515                   450       990          924
  Furniture and equipment expense                                          256                   274       515          564
  Data processing fees                                                     274                   255       565          523
  Legal fees                                                               195                   193       387          388
  Professional fees                                                        215                   324       468          465
  Postage, delivery and communication                                      154                   165       326          329
  FDIC and OCC assessments                                                  45                    27        89           55
  Other real estate expense                                                 38                   104       (44)         113
  Other expenses                                                           766                   618     1,181        1,184
---------------------------------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST  EXPENSES                                        5,056                 5,076     9,746        9,776
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                             3 MONTH PERIOD ENDED        6 MONTH PERIOD ENDED
                                             --------------------        --------------------
                                                    JUNE 30                   JUNE 30
                                               1997       1996              1997    1996
                                                  (UNAUDITED)                (UNAUDITED)

INCOME BEFORE INCOME TAXES                          2,500       1,821       5,414       3,459
PROVISION FOR INCOME TAXES                            841         694       2,094       1,295
---------------------------------------------------------------------------------------------
NET INCOME                                     $    1,659  $    1,127  $    3,320  $    2,164
---------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK          $    1,659  $    1,127  $    3,320  $    2,164
---------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING /1/
    PRIMARY                                     4,780,215   4,746,443   4,793,133   4,531,144
    ASSUMING FULL DILUTION                      4,803,826   4,324,793   4,834,060   4,319,334
---------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE /1/

    PRIMARY EARNINGS PER COMMON SHARE          $     0.35  $     0.24  $     0.69  $     0.48

    FULLY DILUTED EARNINGS PER COMMON SHARE    $     0.35  $     0.23  $     0.69  $     0.45



See accompanying notes to consolidated financial statements.





--------------------
/1/    1996 share and per share amounts have been restated to reflect the effect of the 10% stock dividend distributed October 4, 1996.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                             SIX MONTH PERIOD ENDED JUNE 30
                                                                  1997         1996
                                                                  ----         ----
                                                                     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $  3,320   $  2,164
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                       628        567
  Amortization of securities premium net                              365       (387)
  Amortization of deferred points and fees
    and deferral of loan origination costs                           (220)      (156)
  Provision for possible loan losses                                  900        450
  Deferred tax (benefit) expense                                   (1,110)      (371)
  Decrease in accrued taxes
   interest, and other liabilities                                   (310)    (9,622)
 (Gain) Loss on sale of securities available-for-sale                 (57)        47
 (Gain)Loss on sale of other real estate owned                       (115)        96
 Increase in accrued interest receivable                             (472)      (535)
  Other Net                                                          (764)       557
-------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities            $  2,165   $ (7,190)
-------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of other real estate owned              $    419   $    292
  Net increase in loan balances                                   (20,660)   (13,194)
  Proceeds from maturities of securities
   held-to-maturity                                                11,718      4,707
  Proceeds from maturities of securities
   available-for-sale                                               5,554     10,448
  Proceeds from the sale of securities available-for-sale          15,035     14,703
  Purchase of securities held-to-maturity                          (6,716)   (26,479)
  Purchase of securities available-for-sale                       (34,543)   (29,878)
  Capital expenditures                                               (649)      (449)
-------------------------------------------------------------------------------------
  Net cash (used in) investing activities                        $(29,842)  $(39,850)
-------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in certificates of deposit                        $ 14,039   $ 26,561
  Net increase in demand deposit, savings
   and interest bearing demand accounts                            17,923      2,169
  Net increase in short-term borrowings                             2,506        218
  Issuance of common stock                                              0         98
  Redemption of preferred stock                                         0        (47)
  Issuance of Trust Preferred securities                           11,500          0
  Purchase of Treasury Stock                                       (1,335)         0
  Dividends paid                                                     (924)      (595)
-------------------------------------------------------------------------------------
  Net cash provided by  financing activities                     $ 43,709   $ 28,404
-------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               16,032   $(18,636)
CASH AND CASH EQUIVALENTS, beginning of period                     76,857     87,110
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                         $ 92,889   $ 68,474
-------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
   Interest                                                      $  7,104   $  5,752
   Taxes                                                         $  3,185   $  1,639
-------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)



(1)  Principles of consolidation -

  The consolidated financial statements include the accounts of Broad National Bancorporation, its wholly owned subsidiaries, BNB Capital Trust and Broad National Bank (the "Bank") and the Bank's wholly owned subsidiaries BNB Investment Corporation, Broad National Realty Corporation and Bronatoreo, Inc. All intercompany accounts and transactions have been eliminated.

  As used in this report, the term "Company" relates to Broad National Bancorporation and its subsidiaries on a consolidated basis; the term "Bancorporation" relates to Broad National Bancorporation (parent company only); and the term "Bank" relates to Broad National Bank and its subsidiaries on a consolidated basis.


(2)  Net income per share -

  Primary net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period adjusted for dilutive stock options. Fully diluted per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding adjusted for shares issuable upon conversion of preferred stock and dilutive stock options. Share and per share data for 1996 have been restated to reflect the effect of a 10% stock dividend distributed October 4, 1996.

(3)  Stock buy back program -

  On November 21, 1996, the Board of Directors of the Company authorized the repurchase of up to 100,000 of its outstanding common shares. Additionally, on June 19, 1997, the Board of Directors of the Company authorized the purchase, through open market transactions, of up to an additional $4,000,000 market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any purchases.

  At June 30, 1997, the Company had repurchased 92,500 shares of common stock at a cost of $1,393,125.


(4)  9.5% Cumulative Trust Preferred Securities -

  On June 30, 1997, $11.5 million of 9.5% Cumulative Trust Preferred Securities were issued by BNB Capital Trust, a Delaware statutory business trust formed by the Company. The net proceeds from this issuance were invested in the Company in exchange for the Company's junior subordinated debentures. The Company intends to use these net proceeds, which qualify as Tier 1 capital under regulatory capital guidelines, for general corporate purposes.

(5) Reclassification -

  Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1997 presentation.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997
------------------------------



                                    SUMMARY
                                    -------

The Company reported net income of $1,659,000 or $0.35 per fully diluted common share for the second quarter of 1997 compared to net income of $1,127,000 or $0.23 per fully diluted common share for the second quarter of 1996.

For the first six months of 1997, the Company reported net income of $3,320,000 or $0.69 per fully diluted common share, compared to net income of $2,164,000 or $0.45 per fully diluted common share for the first six months of 1996.

Per share data for 1996 has been restated to reflect the effect of a 10% stock dividend distributed October 4, 1996.

As compared to December 31, 1996, total assets increased $46.7 million or 8.7% to $580.3 million at June 30, 1997; loans, net of deferred fees, increased $20.5 million or 7.1% to $307.6 million and deposits increased $32.0 million or 6.6% to $517.0 million.

Total shareholders' equity increased $998,000 during the first six months of 1997 as the result of net income of $3,320,000 offset by dividends declared to shareholders of $924,000, the repurchase of 87,500 shares of stock as treasury shares at a cost of $1,335,000 and a net decrease of $65,000 in the net unrealized gain on securities available -for - sale, due to the change in the interest rate environment.

The Company's annualized return on average assets and annualized return on average shareholders' equity were 1.22% and 17.1%, respectively, for the first six months of 1997, compared to annualized returns of .92% and 12.4%, respectively, for the comparable 1996 period.

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

(4)  Annualized

                                         NET INTEREST INCOME
                                        Six Months Ended June 30
                                        (Dollars in Thousands)

                                                     1997                              1996
                                                     ----                              ----
                                          Average   Interest  Average       Average   Interest  Average
                                          Balance   and Fees  Rate (4)      Balance   and Fees  Rate (4)
                                          --------  --------  --------      --------  --------  --------
ASSETS

Federal Funds Sold                        $ 53,934   $ 1,444     5.33%     $ 30,340   $   798      5.20%
                                          --------   -------    -----      --------  --------     -----


Investment Securities (1)
  Securities held - to - maturity           89,764     2,881     6.42        67,995     2,058      6.05
  Securities available - for - sale         75,815     2,353     6.21        63,780     1,872      5.87
                                          --------   -------    -----        ------   -------     -----
Total Investment Securities                165,579     5,234     6.32 (2)   131,775     3,930      5.97 (2)
                                          --------   -------    -----       -------  --------     -----


Loans
  Mortgage                                 172,031     7,638     8.88       163,432     6,947      8.50
  Installment                               41,335     1,873     9.14        35,411     1,647      9.35
  Commercial                                80,082     3,518     8.86        73,904     3,226      8.78
  State and political subdivisions (1)          10         1    20.00         1,058        65     12.29
                                          --------   -------    -----        ------   -------     -----

Total Loans                                293,458    13,030     8.95       273,805    11,885      8.73
                                          --------   -------    -----      --------  --------     -----

Total interest earning assets              512,971   $19,708     7.75% (2)  435,920   $16,613      7.66% (2)
                                           -------   -------     ----       -------   -------     -----

Less - Allowance for possible loan losses    8,863                            7,556
All other assets                            44,950                           45,975
                                           -------                           ------


Total Assets                              $549,058                         $474,339
                                          --------                         --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest Bearing Deposits
  Savings and interest bearing            $214,115     2,331     2.20%     $224,661    $2,449      2.19%
   demand deposits
  Time Deposits
       Under $100,000                       92,520     2,323     5.06        83,876     2,109      5.06
       Over $100,000                        94,727     2,624     5.59        27,571       680      4.96
                                          --------   -------    -----       -------    ------     -----

Total interest bearing deposits            401,362     7,278     3.66       336,108     5,238      3.13

Short term borrowings                        1,332        33     4.93         1,301        33      5.02
                                          --------   -------    -----       -------    ------     -----

Total Interest Bearing Liabilities         402,694   $ 7,311     3.66%      337,409    $5,271      3.14%
                                          --------   -------    -----       -------    ------     -----

Other liabilities                            8,624                            7,781
Demand deposits                             98,582                           93,997
Shareholders' equity                        39,158                           35,152
                                          --------                         --------

Total liabilities and shareholders'       $549,058                         $474,339
 equity                                   --------                         --------


NET INTEREST INCOME; NET INTEREST SPREAD             $12,397     4.09%                $11,342      4.52%
NET INTEREST MARGIN                                              4.87% (3)                         5.23% (3)


Rate/Volume Analysis Of Net Interest Income
-------------------------------------------

The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the six months ended June 30, 1997 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.


                                      Increase (Decrease) Due to a
                                             Change in the
                                      ------------------------------
                                      Average Balance   Average Rate    Total
                                      ----------------  -------------  -------
                                           (Dollars in Thousands)
Interest Earned on:
  Loans                                    $  861            $284       $1,145
  Investment securities                     1,068             236        1,304
  Federal funds sold                          627              19          646
                                           ------            ----       ------
  Total interest income                    $2,556            $539       $3,095
                                           ------            ----       ------
Interest paid on:
  Savings and interest
   bearing demand deposits                 $ (205)           $ 87       $ (118)
  Time deposits:
          Under $100,000                      214               -          214
          Over  $100,000                    1,858              86        1,944
Short term borrowings                           1              (1)           -
                                           ------            ----       ------
Total Interest expense                     $1,868            $172       $2,040
                                           ------            ----       ------
Change in net interest income              $  688            $367       $1,055
                                           ------            ----       ------
 Percent increase in net interest
    income over the prior period                                         9.30%
                                                                         -----

Total tax equivalent interest income of $19,708,000 for the first six months of 1997 represents an increase of $3,095,000 or 18.6% over total tax equivalent interest income of $16,613,000 for the comparable 1996 period. This improvement is primarily due to an increase of $77,051,000 in the average balance of total interest earning assets for the first six months of 1997 as compared to the first six months of 1996. This increase in the average balance of total interest earning assets resulted in a $2,556,000 increase in total tax equivalent interest income. Additionally, an increase of 9 basis points in the average rate earned on total interest earning assets contributed $539,000 to the increase in total tax equivalent interest income. The mix of interest earning assets changed for the first six months of 1997 as compared to the first six months of 1996. Higher yielding loans declined to 57.2% of total average interest earning assets for the first half of 1997 from 62.8% of total average interest earning assets for the comparable 1996 period. Relatively lower yielding federal funds sold and investment securities represented a combined 42.8% of total average interest earning assets for the first half of 1997 as compared to 37.2% of total average interest earning assets for the first half of 1996. This shift in the mix of interest earning assets is primarily attributable to the investment of short term public fund time deposits greater than $100,000 into relatively more liquid federal funds sold and investment securities.

Total interest expense of $7,311,000 for the first six months of 1997 was $2,040,000 or 38.7% higher than the comparable prior year period. An increase of $65,285,000 in the average balance of total interest bearing liabilities is the primary reason for this increase, resulting in an additional $1,868,000 of interest expense for the first six months of 1997 as compared to the first six months of 1996. The most significant growth in the average balance of total interest bearing liabilities occurred in time deposits over $100,000, which average balance was $67,156,000 higher for the first half of 1997 than for the first half of 1996. This growth originated from new or expanded relationships with municipal units within markets served by the Bank.

Tax equivalent net interest income for the first six months of 1997 was $1,055,000 or 9.3% higher than for the first six months of 1996. This increase is primarily attributable to the increase in the average balance of interest earning assets. However, the change in the mix of interest earning assets, with a larger percentage of interest earning assets in relatively lower yielding investments and federal funds sold, contributed to the decline in the net interest margin for the first six months of 1997 as compared to the first half of 1996.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the loan portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $900,000 for the first six months of 1997 compared to $450,000 for the comparable 1996 period. The increase in the provision for possible loan losses is attributable to the increase in loans outstanding, as well as an increase in loans charged off during the first six
months of 1997 as compared to the first six months of 1996.   Actual net loan
charge-offs for the first six months of 1997 were $394,000 or 0.27% (annualized) of average total loans, as compared to net loan charge-offs of $48,000 or 0.04% (annualized) of average total loans for the comparable 1996 period.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
---------------------------------------------

Total non-interest income of $3,676,000 for the first six months of 1997 was $1,298,000 or 54.6% higher than the comparable 1996 period. This increase is primarily attributable to service charges on deposit accounts which were $1,109,000 or 56.1% higher for the first six months of 1997 as compared to the first six months of 1996. This increase results from a more consistent collection of fee income for services provided. This improvement in service charge income is not necessarily indicative of the results which can be expected for the remainder of 1997. At current levels, service charge income for the remaining six months of 1997 is not anticipated to match service charge income of $3,393,000 recorded during the last six months of 1996. Non-interest income for the first six months of 1997 includes a gain of $57,000 from the sale of securities available-for-sale, which represents an improvement of $104,000 from the loss of $47,000 recorded from the sale of securities available-for-sale during the first six months of 1996.

Total non-interest expense of $9,746,000 for the first six months of 1997 was $30,000 lower than the comparable 1996 period. A significant factor contributing to this relatively flat performance for non interest expense is a non recurring gain of $123,000 from the sale during the first half of 1997 of a property classified as other real estate owned. This represents an improvement of $157,000 in other real estate expense for the first six months of 1997 as compared to the first six months of 1996.

FINANCIAL CONDITION
-------------------

Loans

Total loans, net of deferred loan fees, were $307,601,000 at June 30, 1997 which represents an increase of $20,485,000 or 7.1% from the December 31, 1996 balance of $287,116,000. The most significant components of the increase in loan balances were an increase of $11,031,000 or 8.8% in commercial mortgages and an increase of $4,663,000 or 24.7% in consumer loans. For the first six months of 1997, average loans of $293,458,000 represented 57.2% of total average interest earning assets, as compared to 62.8% of total average interest earning assets for the first six months of 1996.

Allowance for Possible Loan Losses


The following table summarizes the activity in the allowance for possible loan losses for the periods presented. Also presented are certain key ratios regarding the allowance.

                                               Six Months          Six Months
                                                  Ended               Ended
                                              June 30,1997        June 30,1996
                                              ------------        ------------
                                                     (Dollars In Thousands)

Balance, beginning of period                    $  8,531             $  7,402
Provision charged to operations                      900                  450
Loans charged off                                   (733)                (519)
Recoveries of charged-off loans                      339                  471
                                                --------             --------
Balance, end of period                          $  9,037             $  7,804
                                                --------             --------

Average gross loans outstanding
 during period.........................         $293,458             $273,805
                                                --------             --------
Total gross loans at period end........         $307,601             $280,882
                                                --------             --------
Net loans charged-off.                          $    394             $     48
                                                --------             --------
Ratio of net loans charged-off to
  average loans outstanding
    during period (annualized).........             0.27%                0.04%
                                                --------             --------
Allowance for possible loan losses as
  a percentage of total gross loans....             2.94%                2.78%
                                                --------             --------

The amount of allowance applicable to non-classified loans was $6,422,000 and $5,819,000 at June 30, 1997 and December 31, 1996, respectively.

Asset Quality

Non-performing assets consist of (i)non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

The following table reflects the components of non-performing assets at June 30, 1997 and December 31, 1996:

                                   June 30, 1997   December 31, 1996
                                   --------------  ------------------
                                         (Dollars In Thousands)

Past due 90 days or more:
  Mortgage.......................        $   572             $ 1,068
  Commercial.....................            411                 247
  Installment....................             61                  34
                                         -------             -------
     Total.......................        $ 1,044             $ 1,349
                                         -------             -------

Non-accrual loans:
  Mortgage.......................        $ 1,927             $ 2,800
  Commercial.....................          3,571               5,584
  Installment....................              0                   0
                                         -------             -------
     Total.......................        $ 5,498             $ 8,384
                                         -------             -------
Total non-performing loans.......        $ 6,542             $ 9,733
 Restructured loans (excluding
 amounts classified as
 non-performing loans)                     3,845               3,934

Other real estate owned,
  net of reserve.................            862                 841
                                         -------             -------
Total non-performing assets......        $11,249             $14,508
                                         -------             -------

Non-performing loans as a
   percent of total gross loans             2.13%               3.39%
                                         -------             -------
Non-performing loans as a
   percent of total assets.......           1.13%               1.82%
                                         -------             -------
Non-performing assets as a
  percent of loans and other
  real estate owned..............           3.65%               5.03%
                                         -------             -------
Allowance for possible loan
  losses.........................        $ 9,037             $ 8,531
                                         -------             -------
Allowance for possible loan
  losses as a percent of
  non-performing loans...........         138.14%              87.65%
                                         -------             -------

In addition to the non-performing and restructured loans as of June 30, 1997 and December 31, 1996, the Company had classified an additional $3,724,000 and $3,088,000, respectively, as substandard loans. A loan loss reserve has been allocated to such loans in accordance with the Company's policies.

At June 30, 1997, the recorded investment in loans that are considered to be impaired under SFAS 114 was $9,761,000 as compared to $10,109,000 at December 31, 1996. The related allowance for credit losses was $470,000 as of June 30, 1997 as compared to $500,000 as of December 31, 1996. The impaired loan portfolio is primarily collateral dependent, as defined by SFAS 114. The change in the allowance for impaired loans during the first six months of 1997 represented a recovery of $30,000. The average recorded investment in impaired loans during the first six months of 1997 was approximately $9,935,000. For the first six months of 1997, the Company recognized cash basis interest income on these impaired loans of $131,289.

The level of non-performing loans and assets is heavily dependent upon local economic conditions. The June 30, 1997 total non-performing assets of $11,249,000 represents a decrease of $3,259,000 or 22.5% over the total at December 31, 1996. The major components of this decrease include a $1,560,000 loan which, after performing in accordance with the contractual terms of the loan for a period in excess of six months, was returned to accrual status; $609,000 in charge-offs and $655,000 in payoffs/paydowns. There can be no assurance that non-performing assets will not increase in the future.

Investment Securities and Federal Funds Sold

Federal funds sold of $53,775,000 at June 30, 1997 represent a decrease of $3,300,000 from the balance at December 31, 1996. Average Federal Funds sold of $53,934,000 during the first six months of 1997 represented 10.5% of total average interest earning assets, as compared to 7.0% during the first six months of 1996.

Total average investment securities of $165,579,000 for the first six months of 1997 represent 32.3% of total average interest-earning assets, as compared to 30.2% for the comparable 1996 period.

Total investment securities, which include securities classified as held-to-maturity and available-for-sale, of $167,759,000 at June 30, 1997 represent an increase of $8,545,000 or 5.4% over the balance at December 31, 1996. During the first half of 1997, securities available-for-sale of $15,035,000 were sold and a net gain of $57,000 was realized as compared to sales of $14,703,000 and a loss of $47,000 for the first half of 1996. The proceeds from these sales were reinvested in higher yielding securities in an effort to improve the overall yield of the investment portfolio.

Deposits

The June 30, 1997 total deposit balance of $517,035,000 represents an increase of $31,962,000 or 6.6% over total deposits of $485,073,000 at December 31, 1996.
The most significant factors contributing to this increase were time deposits of $100,000 or more, interest bearing public fund deposits, and a special promotional time deposit account. Time deposits of $100,000 or more were $9,036,000 higher at June 30, 1997 than at December 31, 1996. The majority of this increase came from an increase of $4,868,000 in municipal deposits. Interest bearing public fund deposits, which are included in the savings and interest bearing demand deposit category in the Statement of Condition, were $12,602,000 higher at June 30, 1997 than at December 31, 1996. A special fifteen month time deposit promotion provided $8,000,000 in balances, accounting for the increase in time deposits less than $100,000.

Short Term Borrowings

Short-term borrowings represent federal funds purchased and securities sold under agreements to repurchase. The majority of these instruments have terms ranging from one to thirty days. These balances increased $2,506,000 to $3,506,000 at June 30, 1997 from the December 31, 1996 balance of $1,000,000.


Trust Preferred Securities

On June 30, 1997, $11,500,000 of 9.5% Cumulative Trust Preferred Securities were issued by BNB Capital Trust, a Delaware statutory business trust formed by the Company. The net proceeds from this issuance were invested in the Company in exchange for the Company's junior subordinated debentures. The Company may use these proceeds to repurchase stock and for other general corporate purposes as well as to meet debt service obligations of the Company pursuant to the junior subordinated debentures. Pending such use, the net proceeds may be temporarily invested in short - term obligations with yields substantially less than the cost of the Trust Preferred Securities. Such investment in short - term obligations could adversely impact the Company's net interest income and net interest margin in future periods.

Liquidity of the Bank

Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of June 30, 1997 and December 31, 1996.

                                June 30, 1997   December 31, 1996
                                --------------  ------------------
Cash and cash equivalents
  and securities maturing in
  one year to total assets           16.8%             14.9%
Net loans to total deposits          57.7%             57.4%


To assist in the management of its liquidity, the bank has available $26,000,000 in lines of credit for federal funds. However, none of these lines were in use during the first six months of 1997.

Although customer demand for funds, in the form of loans or deposit withdrawals, is largely dependent on general economic factors outside of the Bank's control, management believes that its present liquidity structure is adequate to meet such needs.

Liquidity of Bancorporation

Bancorporation's ability to meet its cash requirements, including interest and dividend payments, is generally dependent upon the declaration and payment of dividends by the Bank to Bancorporation. Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1996, retained earnings of the Bank of $6,942,000 were available for payment of dividends to the parent company without regulatory approval. Additionally, at June 30, 1997 Bancorporation had $11,223,000 of cash for the purpose of paying operating costs, interest and dividends. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in the Bank's inability to pay dividends to Bancorporation or could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make dividend payments and may be required to seek other sources of capital and liquidity, if available.

INTEREST RATE SENSITIVITY

Management of interest rate sensitivity involves matching the maturity and repricing dates of interest-earning assets with interest-bearing liabilities in an effort to reduce the impact of fluctuating net interest margins and to promote consistent growth of net interest income during periods of changing interest rates.

Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as a negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e, a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. At June 30, 1997, the Company had a one year cumulative negative gap of 22.5%. This negative one year gap position may, as noted above, have a negative impact on earnings in a rising interest rate environment.

The calculation of these interest sensitivity gap positions involve certain assumptions as to the repricing period of interest earning assets and interest bearing liabilities. These gap positions are significantly impacted by assumptions made as to the repricing of, among other items, NOW accounts, savings accounts, and money market accounts. Consequently, the actual impact of changes in interest rates may differ from that indicated above.

The Company also uses simulation modeling techniques which apply alternative interest rate scenarios to forecasts of future business activity. The results of such simulation modeling techniques may differ from the implications derived from the interest sensitivity gap analysis.

Capital Adequacy

At June 30, 1997, the Company had total capital equal to 15.15% of risk-based assets which included tier one capital equal to 13.89% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At June 30, 1997, the Company had tier one capital equal to 8.86% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

At June 30, 1997, the Bank had total capital equal to 12.07% of risk-based assets, which included tier one capital equal to 10.80% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At June 30, 1997, the Company had tier one capital equal to 6.88% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.



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

The pro forma basic EPS for the three month and six month periods ended June 30, 1997 were $0.36 and $0.72 per share, respectively. The pro forma basic EPS for the three month and six month periods ended June 30, 1996 were $0.24 and $0.49 per share, respectively. The diluted EPS is not expected to be materially different from the fully diluted earnings per share disclosed in the income statement.


Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general - purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.



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

                         BROAD NATIONAL BANCORPORATION



PART 2 - OTHER INFORMATION
--------------------------


4.   Submission of Matters to a Vote of Security Holders

       (a) The annual shareholders meeting of Broad National Bancorporation was reconvened on May 13, 1997.

       (b) An amendment to the Corporation's Certificate of Incorporation to expand the limitations on shareholder's preemptive rights was approved by holders of shares of common stock as follows:

            For        3,155,334
                       ---------
            Against      461,487
                       ---------
            Abstain       38,368
                       ---------

            There were 654,393 broker non-votes with respect to approval of the amendment to the Corporation's Certificate of Incorporation to expand the limitations on shareholder's preemptive rights.


6.   Exhibits and Reports on Form 8-K
     --------------------------------

       (a)  Exhibits

            Statements re: computation of per share earnings is part of this Form 10-Q as Exhibit I.

       (b)  Reports on Form 8-K

            On June 24, 1997, the Company filed a form 8-K Item 5 (date of earliest event - June 19, 1997), to announce that on June 19, 1997, the Board of Directors of the Company authorized the purchase, through open market transactions, of up to $4,000,000 market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. The Company will purchase its shares through Ryan, Beck & Co. or other broker dealers at prices for the common stock prevailing from time to time in NASDAQ's National Market.

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



                         BROAD NATIONAL BANCORPORATION
                         -----------------------------
                                  (registrant)



Date: August 13, 1997                          /s/ Donald M. Karp
                                               --------------------
                                               Donald M. Karp
                                               Chairman and CEO




                                               /s/ James Boyle
                                               ------------------
                                               James Boyle
                                               Treasurer

                         BROAD NATIONAL BANCORPORATION
                      Computation of Net Income Per Share
                                  (Unaudited)


                                            THREE-MONTH PERIOD            SIX-MONTH PERIOD
                                                ENDED JUNE 30               ENDED JUNE 30
                                               1997      1996/1/        1997           1996/1/
                                               ----      -------        ----           -------
        PRIMARY:
        --------

Average number of common shares
   outstanding                               4,602,053   4,653,248      4,632,287         4,445,361
Assumed exercise of options outstanding        178,162      93,195        160,846            85,784
                                            ----------  ----------     ----------        ----------
Average number of common shares and
   common share equivalents outstanding      4,780,215   4,746,443      4,793,133         4,531,144
                                            ----------  ----------     ----------        ----------

Net Income available to common
    shareholders                            $1,658,537  $1,127,062     $3,319,687        $2,163,712

Primary earnings per common share           $     0.35  $     0.24     $     0.69        $    0 .48
                                            ==========  ==========     ==========        ==========


       FULLY DILUTED:
       --------------

Average number of common shares
   outstanding                               4,602,053   4,653,248      4,632,287         4,445,361
Assumed exercise of options outstanding        201,773      93,195        201,773            85,784
Assumed conversion of preferred shares               0      10,830              0           220,123
                                            ----------  ----------     ----------        ----------
Adjusted average number of common shares     4,803,826   4,757,272      4,834,060         4,751,267
                                            ----------  ----------     ----------        ----------

Net Income                                  $1,658,537  $1,127,062     $3,319,687        $2,163,712
                                            ----------  ----------     ----------        ----------

Fully diluted earnings per common share     $     0.35  $     0.23     $     0.69        $     0.45
                                            ==========  ==========     ==========        ==========




----------
/1/ Restated to reflect the effect of the 10% stock dividend distributed October 4, 1996.

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Broad National Bancorporation:

We have reviewed the accompanying consolidated condensed statement of condition of Broad National Bancorporation and subsidiaries (the Company) as of June 30, 1997, and the related consolidated condensed statements of income, and cash flows for the three-month and six month periods ended June 30, 1997 and 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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



Short Hills, New Jersey
August 13, 1997