Form 10-Q
period 1997-09-30
BROAD NATIONAL BANCORPORATION
filed 1997-11-14
CIK 703800

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997              Commission File Number 0-16637



                         BROAD NATIONAL BANCORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          NEW JERSEY                                             22-2395057
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              identification No.)

 905 Broad Street, Newark NJ                                         07102
------------------------------                               -------------------
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

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of October 31, 1997:

                   Common Stock, $1.00 par value - 4,473,697

                         BROAD NATIONAL BANCORPORATION

                   Index to Form 10-Q Financial Information
         For the Three Months and Nine Months Ended September 30,1997
         ------------------------------------------------------------



                                                                PAGE
                                                                ----

PART 1 - FINANCIAL INFORMATION                                     3
------------------------------

Consolidated Statements of Condition
 as of September 30, 1997 and December 31, 1996                    4

Consolidated Statements of Income for the
 Three Month and Nine Month Periods Ended September 30, 1997
 and 1996                                                          5

Consolidated Statements of Cash Flows for the Nine
 Month Periods Ended September 30, 1997 and 1996                   7

Notes to Consolidated Financial Statements                         8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                              10


PART 2 - OTHER INFORMATION                                        24
--------------------------

Items 1 to 5                           Not Applicable or Negative

Item 6                                                            24

Signatures                                                        25

Exhibit 1  - Computation of Net Income
             per Common Share                                     26

Exhibit 2  - Independent Auditor's Review Report of Interim
             Financial Information                                27

Exhibit 27 - Financial Data Schedule                              28


                         BROAD NATIONAL BANCORPORATION


PART 1 - FINANCIAL INFORMATION

The following condensed consolidated financial statements of Broad National Bancorporation as of September 30, 1997 and December 31, 1996 as well as the three month and nine month periods ended September 30, 1997 and 1996 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further clarification and understanding, these interim statements should be read in conjunction with the annual report on Form 10-K of Broad National Bancorporation for the year ended December 31, 1996.

The results of operations for the periods presented are not necessarily an indication of the results which can be expected for 1997.

The registrant's independent public accountants, KPMG Peat Marwick LLP, have performed a limited review of these interim statements in accordance with the standards for such reviews promulgated by the American Institute of Certified Public Accountants. See page 27 for their report on this limited review.

                BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                                (IN THOUSANDS)


                                                 SEPTEMBER 30,       DECEMBER 31,
                                                     1997               1996
                                                 -------------       ------------
                                                  (Unaudited)
ASSETS
------
CASH AND DUE FROM BANKS                             $ 23,279          $ 19,782
FEDERAL FUNDS SOLD                                    44,935            57,075
                                                    --------          --------
  CASH AND CASH EQUIVALENTS                           68,214            76,857
SECURITIES HELD-TO-MATURITY
   (aggregate market value $76,480)
     and $89,482, respectively)                       76,729            90,170
SECURITIES AVAILABLE-FOR-SALE                        115,195            69,044
LOANS, Net of deferred loan fees                     311,899           287,116
  LESS -
  Allowance for possible loan losses                   9,000             8,531
------------------------------------------------------------------------------
          NET LOANS                                  302,899           278,585
------------------------------------------------------------------------------
PREMISES AND EQUIPMENT, net                            8,859             8,888
ACCRUED INTEREST RECEIVABLE                            4,175             3,351
OTHER ASSETS                                           8,032             6,720
------------------------------------------------------------------------------
          TOTAL ASSETS                              $584,103          $533,615
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
DEPOSITS
 Non-interest bearing demand                        $ 98,670          $100,945
 Savings and interest bearing demand                 215,290           217,250
 Time deposits less than $100,000                     95,270            85,714
 Time deposits of $100,000 or more                    95,799            81,164
------------------------------------------------------------------------------
TOTAL  DEPOSITS                                      505,029           485,073
SHORT-TERM BORROWINGS                                  2,706             1,000
FHLB ADVANCES                                         18,000                 0
ACCRUED TAXES, INTEREST AND OTHER LIABILITIES          8,921             9,184
COMPANY - OBLIGATED MANDATORILY REDEEMABLE
  CUMULATIVE TRUST PREFERRED SECURITIES OF A
  SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
  SUBORDINATED DEBENTURES OF THE COMPANY              11,500                 0
------------------------------------------------------------------------------
          TOTAL LIABILITIES                          546,156           495,257
------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
 Common stock, $1 par value, authorized
 10,000,000 shares at 9/30/97 and 5,500,000 shares
 at 12/31/96; issued  4,679,288 shares at 9/30/97
 and 4,677,188 shares at 12/31/97                      4,679             4,677
 Capital surplus                                      26,600            26,589
 Retained earnings                                    10,451             7,004
 Common Stock in treasury at cost; 242,000 shares
 at 9/30/97 and 5,000 shares at 12/31/96              (4,111)              (58)
 Unrealized gain on securities
 available-for-sale, net                                 328               146
------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                  37,947            38,358
------------------------------------------------------------------------------
          TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                     $584,103          $533,615
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)


                                                        3 MONTH PERIOD ENDED       9 MONTH PERIOD ENDED
                                                        --------------------       --------------------
                                                            SEPTEMBER 30               SEPTEMBER 30
                                                        1997            1996       1997            1996
                                                             (UNAUDITED)                (UNAUDITED)
INTEREST INCOME
  Interest and fees on loans                            $ 6,974       $6,150       $20,004      $18,013
  Interest on securities held-to-maturity
    Taxable                                               1,253        1,287         4,095        3,302
    Tax Exempt                                               17           10            43           40
  Interest on securities available -
    for sale                                              1,467          885         3,820        2,757
  Interest on federal funds sold                            705          728         2,149        1,526
-------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                 10,416        9,060        30,111       25,638
-------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on savings & interest bearing
    demand deposits                                       1,208        1,226         3,539        3,675
  Interest on time certificates of
    deposit of $100,000 or more                           1,256          851         3,880        1,531
  Interest on other time deposits                         1,309        1,028         3,632        3,137
  Interest on FHLB Advances                                  19            0            19            0
  Interest on 9.5% Cumulative Trust
    Preferred Securities                                    273            0           273            0
  Interest on short-term borrowings                          30           13            63           46
-------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                 4,095        3,118        11,406        8,389
-------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                       6,321        5,942        18,705       17,249
-------------------------------------------------------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES                          450          450         1,350          900
-------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                   5,871        5,492        17,355       16,349
-------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                     1,401        1,451         4,487        3,428
  Other income                                              257          234           790          682
  Gain on sale of loans held for sale                         3            0             3            0
  Gain (Loss) on sale of securities available-for-sale       (3)           0            54          (47)
-------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                             1,658        1,685         5,334        4,063
-------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
  Salaries and wages                                      1,995        2,027         6,027        6,100
  Employee benefits                                         547          593         1,784        1,751
  Occupancy expense                                         516          500         1,506        1,424
  Furniture and equipment expense                           325          261           840          825
  Data processing fees                                      266          271           831          794
  Legal fees                                                195          195           582          583
  Professional fees                                         188          413           656          878
  Postage, delivery and communication                       187          170           513          499
  FDIC and OCC assessments                                   45           29           134           84
  Other real estate expense                                 (38)          57           (82)         170
  Other expenses                                            600          491         1,781        1,675
-------------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST EXPENSES                          4,826        5,007        14,572       14,783
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                         3 MONTH PERIOD ENDED  9 MONTH PERIOD ENDED
                                              SEPTEMBER 30          SEPTEMBER 30
                                            1997        1996      1997        1996
                                               (UNAUDITED)           (UNAUDITED)

INCOME BEFORE INCOME TAXES                 2,703       2,170       8,117       5,629
PROVISION FOR INCOME TAXES                 1,208         908       3,302       2,203
------------------------------------------------------------------------------------
NET INCOME                            $    1,495  $    1,262  $    4,815  $    3,426
------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON
 STOCK                                $    1,495  $    1,262  $    4,815  $    3,426
------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING
    PRIMARY                            4,715,201   4,758,716   4,769,637   4,605,984
    ASSUMING FULL DILUTION             4,725,277   4,764,092   4,806,652   4,742,800
------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE

   PRIMARY EARNINGS PER COMMON SHARE  $     0.32  $     0.26  $     1.01  $     0.74

   FULLY DILUTED EARNINGS PER
    COMMON SHARE                      $     0.32  $     0.26  $     1.00  $     0.72


See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            NINE MONTH PERIOD
                                                            ENDED SEPTEMBER 30
                                                            1997          1996
                                                            ----          ----
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                             $  4,815      $  3,426
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Depreciation and amortization                               989           914
 Amortization of securities premium net                      508           551
 Amortization of deferred points and fees
  and deferral of loan origination costs                    (304)         (227)
 Provision for possible loan losses                         1350           900
 Deferred tax (benefit) expense                              841          (266)
 Decrease in accrued taxes
  interest, and other liabilities                           (262)       (8,295)
 (Gain) Loss on sale of securities available-for-sale        (54)           47
 (Gain) Loss on sale of other real estate owned             (174)           96
 Increase in accrued interest receivable                    (824)         (377)
 Other Net                                                (2,792)         (668)
-------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities    $  4,093      $ (3,899)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of other real estate owned     $    721      $    292
  Net increase in loan balances                          (25,361)      (11,597)
  Proceeds from maturities of securities
   held-to-maturity                                       19,891         7,927
  Proceeds from maturities of securities
   available-for-sale                                      8,583        13,481
  Proceeds from the sale of securities
   available-for-sale                                     19,081        14,703
  Purchase of securities held-to-maturity                 (6,716)      (28,176)
  Purchase of securities available-for-sale              (73,728)      (31,907)
  Capital expenditures                                      (960)         (570)
-------------------------------------------------------------------------------
  Net cash (used in) investing activities               $(58,489)     $(35,847)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in certificates of deposit               $ 24,191      $ 51,337
  Net (decrease) in demand deposit, savings
   and interest bearing demand accounts                   (4,236)         (323)
  Net increase in short-term borrowings                    1,706           218
  Issuance of common stock                                    13            98
  Redemption of preferred stock                                0           (47)
  Issuance of 9.5% Cumulative Trust Preferred
   Securities                                             11,500             0
  Purchase of Treasury Stock                              (4,053)            0
  Dividends paid                                          (1,368)         (922)
  Advances from FHLB                                      18,000             0
-------------------------------------------------------------------------------
 Net cash provided by financing activities              $ 45,753      $ 50,361
-------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                            $ (8,643)     $ 10,615
CASH AND CASH EQUIVALENTS, beginning of period            76,857        87,110
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                $ 68,214      $ 97,725
-------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
   Interest                                             $ 11,164      $  8,599
   Taxes                                                $  4,703      $  2,042
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)



(1)  Principles of consolidation -

     The consolidated financial statements include the accounts of Broad National Bancorporation, its wholly owned subsidiaries BNB Capital Trust and Broad National Bank (the Bank) and the Bank's wholly owned subsidiaries BNB Investment Corporation, Broad National Realty Corporation and Bronatoreo, Inc. All intercompany accounts and transactions have been eliminated.

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

     At September 30, 1997, the Company had repurchased 242,000 shares of common stock at a cost of $4,110,813.

(4) Company - obligated mandatorily redeemable 9.5% Cumulative Trust Preferred Securities of a subsidiary trust holding solely junior subordinated debentures of Bancorporation (9.5% Cumulative Trust Preferred Securities) -

     On June 30, 1997, $11.5 million of 9.5% Cumulative Trust Preferred Securities were issued by BNB Capital Trust, a Delaware statutory business trust formed and wholly - owned by Bancorporation. The net proceeds from this issuance were invested in Bancorporation in exchange for Bancorporation's junior subordinated debentures. The sole asset of BNB Capital Trust, the obligor on the 9.5% Cumulative Trust Preferred Securities, is 9.5% Junior Subordinated Debentures of Bancorporation due June 30, 2027. Bancorporation has entered into several contractual arrangements for the purpose of fully and unconditionally supporting BNB Capital Trust's payment of distributions on, payments on any redemption of, and any liquidation distribution with respect to, the 9.5% Cumulative Trust Preferred Securities. These contractual arrangements constitute a full and unconditional guarantee by Bancorporation of BNB Capital Trust's obligations under the 9.5% Cumulative Trust Preferred Securities.

(5)  Reclassification -

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1997 presentation.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997
------------------------------------



                                    SUMMARY
                                    -------

The Company reported net income of $1,495,000 or $0.32 per fully diluted common share for the third quarter of 1997 compared to net income of $1,262,000 or $0.26 per fully diluted common share for the third quarter of 1996. The most significant components of the improvement in net income for the third quarter of 1997 as compared to the third quarter of 1996 were net interest income, which was $379,000 higher, primarily due to an increase in the balances of interest earning assets, and non-interest expenses, which were $181,000 lower, primarily due to the reduction in professional fees, which were higher in the 1996 period due to a reengineering project.

For the first nine months of 1997, the Company reported net income of $4,815,000 or $1.00 per fully diluted common share, compared to net income of $3,426,000 or $0.72 per fully diluted common share for the first nine months of 1996.

Total assets of $584,103,000 at September 30, 1997 represent an increase of $50,488,000 or 9.5% from the December 31, 1996 balance of $533,615,000. Loans, net of deferred fees, increased $24,783,000 or 8.6% to $311,899,000 during the first nine months of 1997. Total deposits increased $19,956,000 or 4.1% to $505,029,000 at September 30, 1997.

Total shareholders' equity declined $411,000 during the first nine months of 1997 primarily as the result of the purchase of Treasury Stock in the amount of $4,053,000, offset by net income of $4,815,000 reduced by dividends declared to shareholders of $1,368,000, proceeds of $13,000 from the exercise of stock options and a net increase of $182,000 in the unrealized gain on securities available-for-sale.

The Company's annualized return on average assets and annualized return on average shareholders' equity were 1.16% and 16.4%, respectively, for the first nine months of 1997, compared to annualized returns of .94% and 12.85%, respectively, for the comparable 1996 period.

RESULTS OF OPERATIONS
---------------------

Net Interest Income
-------------------

Net interest income, the primary source of earnings for the Company, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and other interest bearing liabilities. Earning assets include loans, investment securities and federal funds sold. Interest bearing liabilities include savings, interest bearing demand and time deposits, short-term borrowings, FHLB Advances and 9.5% Cumulative Trust Preferred Securities.

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

(4)  Annualized

                              NET INTEREST INCOME
                        NINE MONTHS ENDED SEPTEMBER 30
                            (Dollars in Thousands)


                                                      1997                                    1996
                                                    --------                                --------
                                          Average   Interest       Average         Average   Interest   Average
                                          Balance   and Fees       Rate (4)        Balance   and Fees   Rate (4)
                                          --------  --------       --------        -------   --------   -------
ASSETS

Federal Funds Sold                        $ 52,453   $ 2,149           5.40%       $ 38,545   $ 1,526      5.20%
                                          --------   -------       --------        --------   -------     -----

Investment Securities
  Securities held - to - maturity           87,561     4,160           6.39          72,486     3,361      6.18
  Securities available - for - sale         80,162     3,820           6.30          62,088     2,757      5.92
                                          --------   -------       --------        --------   -------     -----
Total Investment Securities                167,723     7,980           6.34         134,574     6,118      6.06
                                          --------   -------       --------        --------               -----

Loans
  Mortgage                                 174,875    11,628           8.87         164,816    10,623      8.59
  Installment                               42,400     2,894           9.13          35,773     2,504      9.35
  Commercial                                82,380     5,481           8.89          74,538     4,829      8.65
  State and political subdivisions (1)           7         1          11.76             995        86     11.52
                                          --------   -------       --------        --------   -------     -----

Total Loans                                299,662    20,004           8.92         276,122    18,042      8.73
                                          --------   -------       --------        --------   -------    ------

Total interest earning assets              519,838   $30,133           7.75% (2)    449,241   $ 25,686     7.64%(2)
                                          --------   -------       --------        --------   --------    -----

Less - Allowance for possible loan losses     8,928                                   7,706
All other assets                             43,808                                  45,964
                                          ---------                                --------


Total Assets                               $554,718                                $487,499
                                          =========                                ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Interest Bearing Deposits
    Savings and interest bearing
        demand deposits                    $214,033   $ 3,539          2.21%       $223,450   $  3,675     2.20%
    Certificate of Deposits
         Under $100,000                      94,716     3,632          5.13          83,147      3,137     5.04
         Over $100,000                       92,984     3,880          5.58          41,468      1,531     4.93
                                          ---------  --------      --------        --------   --------    -----

Total interest bearing deposits             401,733    11,051          3.68         348,065      8,343     3.20

Short term borrowings                         1,645        63          5.05           1,200         46     5.03

FHLB Advances                                   429        19          5.92               0          0        0

Trust Preferred Securities                    3,840       273          9.50               0          0        0

Total Interest Bearing Liabilities          407,647   $11,406          3.74%        349,265     $8,389     3.21%
                                          ---------  --------      --------        --------   --------    -----

Other liabilities                             8,782                                   7,534
Demand deposits                              99,035                                  95,141
Shareholders' equity                         39,254                                  35,559
                                          ---------                                --------

Total liabilities and
     shareholders' equity                  $554,718                                $487,499
                                          =========                                ========


NET INTEREST INCOME; NET INTEREST SPREAD              $18,727          4.01%                $   17,297     4.43%
NET INTEREST MARGIN                                                    4.82% (3)                           5.14% (3)

Rate/Volume Analysis Of Net Interest Income
-------------------------------------------

The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the nine months ended September 30, 1997 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.


                                            Increase (Decrease) Due to a
                                                       Change in the
                                       ----------------------------------------
                                       Average Balance   Average Rate   Total
                                       ----------------  ------------  --------
                                              (Dollars in Thousands)
Interest Earned on:
  Loans                                         $1,562           $400   $1,962
  Investment securities                          1,577            285    1,862
  Federal funds sold                               564             59      623
                                                ------           ----  -------
  Total interest income                         $3,703           $744   $4,447
                                                ======           ====  =======
Interest paid on:
  Savings and interest
   bearing demand deposits                      $ (234)          $ 98   $ (136)
  Certificates of deposit:
          Under $100,000                           439             56      495
          Over $100,000                          2,146            203    2,349
Short term borrowings                               17              0       17
FHLB Advances                                       19              0       19
9.5% Cumulative Trust Preferred Securities         273              0      273
                                                ------           ----  -------
Total Interest expense                          $2,660           $357   $3,017
                                                ======           ====  =======
Change in net interest income                   $1,043           $387   $1,430
Percent increase in net interest                ------           ----  -------
 income over the prior period                                             8.27%
                                                                       -------

Total tax equivalent interest income of $30,133,000 for the first nine months of 1997 represents an increase of $4,447,000 or 17.3% over total tax equivalent interest income of $25,686,000 for the comparable 1996 period. This improvement is primarily due to an increase of $70,597,000 in the average balance of total interest earning assets for the first nine months of 1997 as compared to the first nine months of 1996. This increase in the average balance of total interest earning assets resulted in a $3,703,000 increase in the total tax equivalent interest income. Additionally, an increase of 9 basis points in the average rate earned on total interest earning assets contributed $744,000 to the increase in total tax equivalent interest income. The mix of interest earning assets changed for the first nine months of 1997 as compared to the first nine months of 1996.

Higher yielding loans declined to 57.6% of total average interest earning assets for the first nine months of 1997 from 61.4% of total average interest earning assets for the comparable 1996 period. Relatively lower yielding federal funds sold and investment securities represented a combined 42.4% of total average interest earning assets for the first nine months of 1997 as compared to 38.6% of total average interest earning assets for the comparable 1996 period. This shift in the mix of interest earning assets is primarily attributable to the investment of short term public fund time deposits greater than $100,000 into relatively more liquid federal funds sold and investment securities.

Total interest expense of $11,406,000 for the first nine months of 1997 was $3,017,000 or 36.0% higher than the comparable prior year period. An increase of $58,382,000 in the average balance of total interest bearing liabilities is the primary reason for this increase, resulting in an additional $2,660,000 of interest expense for the first nine months of 1997 as compared to the first nine months of 1996. The most significant growth in the average balance of total interest bearing liabilities occurred in time deposits over $100,000, which average balance was $51,516,000 higher for the first nine months of 1997 than for the first nine months of 1996. This growth originated from new or expanded relationships with municipal units within markets served by the Bank.

Tax equivalent net interest income for the first nine months of 1997 was $1,430,000 or 8.27% higher than for the first nine months of 1996. This increase is primarily attributable to the increase in the average balance of interest earning assets. However, the change in the mix of interest earning assets, with a larger percentage of interest earning assets in relatively lower yielding investments and federal funds sold, contributed to the decline in the net interest margin for the first nine months of 1997 as compared to the first nine months of 1996. Additionally, the cost of the 9.5% Cumulative Trust Preferred Securities has contributed to the increase in the cost of funds and a reduction of the net interest margin during the third quarter of 1997 and for the nine months of 1997.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the loan portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $1,350,000 for the first nine months of 1997 compared to $900,000 for the comparable 1996 period. The increase in the provision for possible loan losses is attributable to the increase in loans outstanding, as well as an increase in loans charged off during the first nine months of 1997 as compared to the first nine months of 1996. Actual net loan charge-offs for the first nine months of 1997 were $881,000 or 0.39% (annualized) of average total loans, as compared to net loan charge-offs of $166,000 or 0.08% (annualized) of average total loans for the comparable 1996 period.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
---------------------------------------------

Total non-interest income of $5,334,000 for the first nine months of 1997 was $1,271,000 or 31.3% higher than the comparable 1996 period. This increase is primarily attributable to service charges on deposit accounts which were $1,059,000 or 30.9% higher for the nine months of 1997 as compared to the nine months of 1996. This increase in service charge income is not necessarily indicative of the results which can be expected for the fourth quarter of 1997. At current levels, service charge income for the fourth quarter of 1997 is not anticipated to match the $1,942,000 of service charge income recorded in the fourth quarter of 1996. In addition to service charge income, 1997 non-interest income includes a gain of $54,000 from the sale of securities available-for-sale, which represents an improvement of $101,000 from the loss of $47,000 recorded from the sale of securities available-for-sale during the first nine months of 1996.

Total non-interest expense of $14,572,000 for the first nine months of 1997 was $211,000 lower than the comparable 1996 period. Significant factors contributing to this improvement are professional fees, which are $222,000 lower than the comparable 1996 period, and other real estate expense, which reflects an improvement of $252,000 when compared to 1996. This improvement in other real estate expense is attributable to a non-recurring gain of $123,000 from the sale in 1997 of a property classified as other real estate owned.

FINANCIAL CONDITION
-------------------

Loans

Total loans, net of deferred loan fees,of $311,899,000 at September 30, 1997 represent an increase of $24,783,000 or 8.6% from the December 31, 1996 balance of $287,116,000. The significant components of this growth are commercial mortgages, which increased $10,258,000 or 8.1%, consumer loans, which increased $6,460,000 or 34.2% and commercial loans, which increased $8,578,000 or 10.7%. For the first nine months of 1997, average loans of $299,662,000 represented 57.6% of total average interest earning assets, as compared to 61.4% of total average interest earning assets for the first nine months of 1996.

Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the periods presented. Also presented are certain key ratios regarding the allowance.

                                         Nine Months               Nine Months
                                            Ended                     Ended
                                      September 30,1997        September 30,1996
                                      -----------------        -----------------
                                                (Dollars In Thousands)

Balance, beginning of period              $  8,531                  $  7,402
Provision charged to operations              1,350                       900
Loans charged off                           (1,297)                     (945)
Recoveries of charged-off loans                416                       779
                                          --------                  --------
Balance, end of period                    $  9,000                  $  8,136
                                          ========                  ========

Average gross loans outstanding
 during period.....................       $299,662                  $276,122
                                          --------                  --------
Total gross loans at period end....       $311,899                  $279,688
                                          --------                  --------
Net loans charged-off.                    $    881                  $    166
                                          ========                  ========
Ratio of net loans charged-off to
  average loans outstanding
    during period (annualized)......         0.39%                      0.08%
                                          -------                   --------
Allowance for possible loan losses as
  a percentage of total gross loans..        2.89%                      2.91%
                                          --------                  --------

The amount of allowance applicable to non-classified loans was $6,109,000 and $5,819,000 at September 30, 1997 and December 31, 1996, respectively.

Asset Quality

Non-performing assets consist of (i)non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

The following table reflects the components of non-performing assets at September 30, 1997 and December 31, 1996:

                                       September 30, 1997   December 31, 1996
                                       -------------------  ------------------
                                              (Dollars In Thousands)
Past due 90 days or more:
  Mortgage.......................             $   950             $ 1,068
  Commercial.....................                 741                 247
  Installment....................                  38                  34
                                              -------             -------
     Total.......................             $ 1,729             $ 1,349
                                              =======             =======

Non-accrual loans:
  Mortgage.......................             $ 1,330             $ 2,800
  Commercial.....................               3,616               5,584
  Installment....................                   7                   0
                                              -------             -------
     Total.......................             $ 4,953             $ 8,384
                                              =======             =======
Total non-performing loans.......             $ 6,682             $ 9,733
Restructured loans (excluding
 amounts classified as
 non-performing loans)...........               3,821               3,934

Other real estate owned,
  net of reserve.................                 660                 841
                                              -------             -------
Total non-performing assets......             $11,163             $14,508

Non-performing loans as a
  percent of total gross loans...               2.14%               3.39%
                                              -------             -------
Non-performing loans as a
  percent of total assets........               1.14%               1.82%
                                              -------             -------
Non-performing assets as a
  percent of loans and other
  real estate owned..............               3.57%               5.03%
                                              -------             -------
Allowance for possible loan
  losses.........................             $ 9,000             $ 8,531
                                              -------             -------
Allowance for possible loan
  losses as a percent of
  non-performing loans...........             134.69%              87.65%
                                              -------             -------

In addition to the non-performing and restructured loans as of September 30, 1997 and December 31, 1996, the Company had classified an additional $3,527,000 and $3,088,000, respectively, as substandard loans. A portion of the allowance for possible loan losses has been allocated to such loans in accordance with the Company's policies.

At September 30, 1997, the recorded investment in loans that are considered to be impaired under SFAS 114 was $9,475,000 as compared to $9,525,000 at September 30, 1996. The related allowance for possible loan losses was $820,000 as of September 30, 1997 as compared to $96,700 as of September 30, 1996. The impaired loan portfolio is primarily collateral dependent, as defined by SFAS
114. The change in the allowance for impaired loans during the first nine months of 1997 represented a provision of $350,000 as compared to a recovery of $673,000 for the first nine months of 1996. The average recorded investment in impaired loans during the first nine months of 1997 was approximately $9,760,750 as compared to $9,300,000 for the first nine months of 1996. For the first nine months of 1997, the Company recognized cash basis interest income on these impaired loans of $134,447 as compared to $141,000 for the first nine months of 1996.

The level of non-performing loans and assets is heavily dependent upon local economic conditions. The September 30, 1997 total non-performing assets of $11,163,000 represents a decrease of $3,345,000 or 23.1% over the total at December 31, 1996. There can be no assurance that non-performing assets will not increase in the future.

Investment Securities and Federal Funds Sold

Federal funds sold of $44,935,000 at September 30, 1997 represent a decrease of $12,140,000 from the balance at December 31, 1996. Average Federal Funds sold of $52,453,000 during the first nine months of 1997 represented 10.1% of total average interest earning assets, as compared to 8.6% during the first nine months of 1996.

Total average investment securities of $167,723,000 for the first nine months of 1997 represent 32.3% of total average interest earning assets, as compared to 30.0% for the comparable 1996 period.

Total investment securities, which include securities classified as held-to-maturity and available-for-sale, of $191,924,000 at September 30, 1997 represent an increase of $32,710,000 or 20.5% over the balance at December 31, 1996. During the first nine months of 1997, securities available-for-sale of $19,081,000 were sold and a net gain of $54,000 was realized as compared to sales of $14,703,000 and a loss of $47,000 for the first nine months of 1996. The proceeds from the sales were reinvested in higher yielding securities in an effort to improve the overall yield of the investment portfolios.

Deposits

The September 30, 1997 total deposit balance of $505,029,000 represents an increase of $19,956,000 or 4.1% over total deposits of $485,073,000 at December 31, 1996. Time deposits were responsible for this increase. A special fifteen month time deposit promotion provided $11,700,000 in balances, contributing to the increase of $9,556,000 in time deposits less than $100,000. Time deposits of $100,000 or more were $14,635,000 higher at September 30, 1997 than at December 31, 1996. Much of this increase is attributable to municipal deposits.

Short Term Borrowings

Short-term borrowings represent securities sold under agreements to repurchase. The majority of these instruments have terms ranging from one to thirty days. These balances increased $1,706,000 to $2,706,000 at September 30, 1997 from the December 31, 1996 balance of $1,000,000.

Federal Home Loan Bank Advances

Federal Home Loan Bank Advances represent a series of eighteen (18) $1,000,000 advances with interest rates ranging from 5.74% to 6.20% and maturities from October 31, 1997 to March 31, 1999. The proceeds from these advances have been invested in securities available-for-sale.

Company - Obligated Mandatorily Redeemable Cumulative Trust Preferred Securities of a Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (9.5% Cumulative Trust Preferred Securities)

On June 30, 1997, $11.5 million of 9.5% Cumulative Trust Preferred Securities were issued by BNB Capital Trust, a Delaware statutory business trust formed and wholly - owned by Bancorporation. The net proceeds from this issuance were invested in Bancorporation in exchange for Bancorporation's junior subordinated debentures. The sole asset of BNB Capital Trust, the obligor on the 9.5% Cumulative Trust Preferred Securities, is $11,855,670 principal amount of 9.5% Junior Subordinated Debentures of Bancorporation due June 30, 2027. Bancorporation has entered into several contractual arrangements for the purpose of fully and unconditionally supporting BNB Capital Trust's payment of distributions on, payments on any redemption of, and any liquidation distribution with respect to, the 9.5% Cumulative Trust Preferred Securities. These contractual arrangements constitute a full and unconditional guarantee by Bancorporation of BNB Capital Trust's obligations under the 9.5% Cumulative Trust Preferred Securities.

The proceeds have been used by Bancorporation to fund stock repurchases and for general corporate purposes as well as to meet debt service obligations pursuant to the junior subordinated debentures. Additionally, some of the proceeds have been invested in both long-term and short-term securities with yields substantially less than the cost of the 9.5% Cumulative Trust Preferred Securities. The cost of the 9.5% Cumulative Trust Preferred Securities has contributed to the increase in the cost of funds and a reduction of the net interest margin during the third quarter of 1997 and for the nine months of 1997.

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

Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of September 30, 1997 and December 31, 1996.

                                September 30, 1997   December 31, 1996
                                -------------------  ------------------
Cash and cash equivalents
  and securities maturing in
  one year to total assets               12.7%               14.9%
Net loans to total deposits              60.0%               57.4%


To assist in the management of its liquidity, the bank has available $26,000,000 in lines of credit for federal funds. However, none of these lines were in use during the first nine months of 1997.

In summary, managing the Bank's liquidity position involves a significant degree of analytical estimation and other objective factors. Although customer demand for funds, in the form of loans or deposit withdrawals, is largely dependent on general economic factors outside of the Bank's control, management believes that its present liquidity structure is adequate to meet such needs.

Liquidity of Bancorporation

Bancorporation's ability to meet its cash requirements, including dividend payments, is generally dependent upon the declaration and payment of dividends by the Bank to Bancorporation. Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1996, retained earnings of the Bank of $6,942,000 were available for payment of dividends to the parent company without regulatory approval. Additionally, at September 30, 1997 Bancorporation had $741,876 of cash for the purpose of paying operating costs, interest and dividends. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in the Bank's inability to pay dividends to Bancorporation or could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make dividend payments and may be required to seek other sources of capital and liquidity, if available.

INTEREST RATE SENSITIVITY

Management of interest rate sensitivity involves matching the maturity and repricing dates of interest earning assets with interest bearing liabilities in an effort to reduce the impact of fluctuating net interest margins and to promote consistent growth of net interest income during periods of changing interest rates.

Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as a negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position
(i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. At September 30, 1997, the Company had a one year cumulative negative gap of 25.8%. This negative one year gap position may, as noted above, have a negative impact on earnings in a rising interest rate environment.

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

Capital Adequacy

At September 30, 1997, the Company had total capital equal to 14.54% of risk-based assets which included tier one capital equal to 13.27% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At September 30, 1997, the Company had tier one capital equal to 8.47% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

At September 30, 1997, the Bank had total capital equal to 12.42% of risk-based assets, which included tier one capital equal to 11.15% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At September 30, 1997, the Company had tier one capital equal to 7.12% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

Recent Accounting Developments

Statement of Financial Accounting Standards No. 128,"Earnings per Share" ("SFAS 128") establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted and requires restatement of all prior-period EPS data presented.

The pro forma basic EPS for the three month and nine month periods ended September 30, 1997 were $0.33 and $1.05 per share, respectively. The pro forma basic EPS for the three month and nine month periods ended September 30, 1996 were $0.27 and $0.76 per share, respectively. The diluted EPS is not expected to be materially different from the fully diluted earnings per share disclosed in the income statement.

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general - purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

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

(b) No report on Form 8-K has been filed during the three month period ended September 30, 1997.

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



                         BROAD NATIONAL BANCORPORATION
                         -----------------------------
                                  (registrant)



Date: November 14, 1997                    /s/ Donald M. Karp
                                           -------------------

                                           Donald M. Karp
                                           Chairman and CEO




                                           /s/ James Boyle
                                           ------------------
                                           James Boyle
                                           Treasurer

                         BROAD NATIONAL BANCORPORATION
                      Computation of Net Income Per Share
                                  (Unaudited)

                                                 THREE-MONTH PERIOD         NINE-MONTH PERIOD
                                                 ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                  1997        1996           1997        1996
                                                  ----        ----           ----        ----
        PRIMARY:
        --------

Average number of common
   shares outstanding                           4,510,225    4,677,410     4,591,600     4,522,710
Assumed exercise of options
   outstanding                                    204,976       81,306       178,037        83,274
                                               ----------   ----------    ----------    ----------
Average number of common shares and
   common share equivalents outstanding         4,715,201    4,758,716     4,769,637     4,605,984
                                               ----------   ----------    ----------    ----------
Net income available to common shareholders    $1,494,884   $1,262,303    $4,814,571    $3,426,015
                                               ----------   ----------    ----------    ----------
Primary earnings per common share              $     0.32   $     0.26    $     1.01    $     0.74
                                               ==========   ==========    ==========    ==========

FULLY DILUTED:
--------------

Average number of common shares of
   outstanding                                  4,510,225    4,677,410     4,591,600     4,522,710
Assumed exercise of options outstanding           215,052       86,682       215,052        86,682
Assumed conversion of preferred shares                  0            0             0       133,408
                                               ----------   ----------    ----------    ----------
Adjusted average number of common shares        4,725,277    4,764,092     4,806,652     4,742,800
                                               ----------   ----------    ----------    ----------
Net Income                                     $1,494,884   $1,262,303    $4,814,571    $3,426,015
                                               ----------   ----------    ----------    ----------

Fully diluted earnings per common share        $     0.32   $     0.26    $     1.00    $     0.72
                                               ==========   ==========    ==========    ==========

                      Independent Auditors' Review Report
                      -----------------------------------

The Board of Directors
Broad National Bancorporation:

We have reviewed the accompanying consolidated condensed statement of condition of Broad National Bancorporation and subsidiaries (the Company) as of September 30, 1997, and the related consolidated condensed statements of income, and cash flows for the three and nine month periods ended September 30, 1997 and 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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



/s/ KPMG Peat Marwick LLP



Short Hills, New Jersey
November 14, 1997