Form 10-K
period 1997-12-31
BROAD NATIONAL BANCORPORATION
filed 1998-03-30
CIK 703800

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1997
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Registrant's telephone number, including area code: (973)624-2300

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 3,341,405 shares of voting stock of the Registrant held by non-affiliates of the Registrant on March 2, 1998, computed by reference to the closing sale price of such stock as reported on NASDAQ, was approximately $65,993,000. As of March 2, 1998, there were 4,708,476 shares of the Registrant's Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into the indicated parts of this report: definitive Proxy
Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

                              PART I

ITEM 1.  BUSINESS.

                    BUSINESS OF BANCORPORATION

GENERAL

          Broad National Bancorporation ("Bancorporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Although Bancorporation was incorporated under the laws of the State of New Jersey on April 7, 1981, it did not engage in any business activity until February 1, 1983. On that date, it acquired all of the issued and outstanding capital stock of Broad National Bank, a national banking association (the "Bank") pursuant to a corporate reorganization involving an exchange of shares. Bancorporation's activities currently are limited to ownership of the outstanding common securities of BNB Capital Trust (the "Issuer Trust"), as well as the outstanding capital stock of the Bank and to performing certain services for the Bank. Except as otherwise provided herein, references herein to "Bancorporation" include Bancorporation and its consolidated subsidiaries.

          Bancorporation's principal executive offices are located at 905 Broad Street, Newark, New Jersey 07102, and its telephone number is (973) 624-2300.

DESCRIPTION OF BUSINESS

          BANCORPORATION

          Bancorporation is a bank holding company registered under the BHC Act. Bancorporation's activities currently are limited to ownership of the outstanding capital stock of the Bank and to performing certain services for the Bank.

          THE ISSUER TRUST

          The Issuer Trust is a statutory business trust formed under Delaware law pursuant to (i) a trust agreement, as amended and restated, dated as of June 9, 1997, executed by Bancorporation, as Depositor, Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee, and
(ii) the filing of a Certificate of Trust with the Delaware Secretary of State on June 9, 1997. The Issuer Trust is wholly owned by Bancorporation. Bancorporation, while holder of all of the beneficial interests represented by common securities of the Issuer Trust (the "Common Securities"), has selected two individuals who are employees of Bancorporation to serve as Administrators. The Issuer Trust's business and affairs are conducted by its Property Trustee, Delaware Trustee, and the two

Administrators. The Issuer Trust exists for the exclusive purposes of (i) issuing and selling the 9.5% Cumulative Trust Preferred Securities (the "Preferred Securities") and the Common Securities, (ii) using the proceeds from the sale of the Preferred Securities and the Common Securities to acquire the 9.5% Junior Subordinated Debentures (the "Junior Subordinated Debentures") issued by Bancorporation and (iii) engaging in only those other activities necessary, advisable or incidental thereto (such as registering the transfer of the Preferred Securities). Accordingly, the Junior Subordinated Debentures are the sole asset of the Issuer Trust and payments under the Junior Subordinated Debentures are the sole revenue of the Issuer Trust. Bancorporation has entered into several contractual arrangements for the purpose of fully and unconditionally supporting the Issuer Trust's payment of distributions on, payments on any redemption of, and any liquidation distribution with respect to, the Preferred Securities. These contractual arrangements constitute a full and unconditional guarantee by Bancorporation of the Issuer Trust's obligations under the Preferred Securities. The Issuer Trust has a term of 31 years, but may terminate earlier as provided in the Trust Agreement. The principal executive office of the Issuer Trust is 905 Broad Street, Newark, New Jersey, 07102 and its telephone number is (973)624-2300. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data.

          THE BANK

          The Bank is a national banking association organized in 1925 under the laws of the United States with offices in Newark (7 offices), East Orange, Millburn, North Arlington, Livingston, Perth Amboy, Kearny and Elizabeth (2 offices), New Jersey. The Bank is a full service commercial bank and offers a broad range of commercial and retail banking services. It offers checking accounts, savings accounts, money market accounts and individual retirement accounts (IRAs), as well as various other types of time deposits which are insured by the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation ("FDIC") to the full extent provided by law. The Bank also provides typical bank services such as cashiers checks, United States Savings Bonds and travelers checks. The Bank had total deposits of $485,073,000 as of December 31, 1996 and of $518,238,000 as of December 31, 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

          The Bank originates and services both secured and unsecured loans which totaled $278,585,000 as of December 31, 1996 and $315,554,000 as of December 31, 1997, in each case, net of deferred loan fees and the allowance for possible loan losses. Commercial lending operations include various types of credit for the Bank's commercial and industrial customers. The Bank's installment loan department makes direct loans to individuals. The Bank's mortgage loan department makes a variety of residential, industrial, and commercial loans secured by real estate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

          The Bank also provides agency and custody services for individuals and institutional accounts. The Bank has trust powers which permit it to administer trusts and estates, although the Bank has no trust accounts at this time.

          The Bank currently has fourteen branch banking facilities in addition to its main location. See "Item 2.
Properties."

          EMPLOYEES

          Bancorporation and the Bank have approximately 205 full-time employees and 35 part-time employees. Neither Bancorporation nor the Bank is a party to any collective bargaining agreement and employee relations are deemed to be satisfactory.

          SERVICE AREA AND COMPETITION

          The principal market is defined as all of Essex County, the southern quadrant of Bergen County, the southern quadrant of Hudson County, the northeast quadrant of Union County and the northeast quadrant of Middlesex County, New Jersey. This market area is highly competitive with many banks and financial institutions vying for the same business. Most of the Bank's competitors are institutions of far greater size and the Bank's deposits constitute less than one percent of the commercial bank deposits in its market area.

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

          Under cross-guaranty provisions of the Federal Deposit Insurance Act (the "FDIA"), bank subsidiaries of a bank holding company are liable for any loss incurred (or reasonably anticipated to be incurred) by the Bank Insurance Fund (the "BIF"), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company. Liability under such cross-guaranty would be junior to deposit liabilities and most secured obligations, but senior to obligations to shareholders and most obligations to affiliates. The Federal Deposit Insurance Corporation (the "FDIC") has authority to prospectively waive the cross-guaranty provision. Currently the Bank is the only bank subsidiary of Bancorporation.

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

          The Federal Reserve Board issued a regulation that limits the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights ("MSRs") and purchased credit card relationships ("PCCRs") would be included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 50% of Tier 1 capital and, to the further extent that PCCRs, individually, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles ("CDI") and all other identified intangible assets, must be deducted in determining Tier 1 capital. As of December 31, 1997, Bancorporation did not have MSRs, PCCRs, CDIs or other identified intangible assets.

          The Federal Reserve Board issued a press release on October 21, 1996 stating that it would treat trust preferred securities as part of Tier 1 capital for bank holding companies subject to the following conditions: (1) the instrument must provide for a minimum five-year consecutive deferral period on distributions to preferred shareholders; (2) the underlying intercompany loan must be subordinated to all other debt and have the longest feasible maturity; (3) these securities together with other cumulative preferred stock issued by a bank holding company can only constitute 25 percent of the holding company's Tier 1 capital; and (4) prior Federal Reserve approval is required before the preferred security may be redeemed. The $11,500,000 of preferred securities issued by Bancorporation meet these requirements.

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

          Under the Federal Reserve Board's market risk rules, an institution with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading
portfolio.   This regulation applies to any bank or bank holding
company (i) whose trading activity equals 10% or more of its total assets or (ii) whose trading activity equals $1 billion or more. General market risk refers to changes in the market value of on-balance sheet assets and off-balance sheet items resulting from broad market movements. Specific risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. Under the Federal Reserve Board's rules, an institution must measure its general market risk using its internal risk measurement model to calculate a "value-at-risk" based capital charge. An institution must also measure its specific risk either through a valid internal model or by a so-called standardized approach. The standardized approach for the measurement of specific risk uses a risk-weighing process developed by the Federal Reserve which categorizes individual instruments and then assesses a fixed capital charge. Until September, 1997, an institution that used an internal model to measure specific risk, rather than the standardized approach, was required to hold capital for specific risk at least equal to 50 percent of the specific risk charge calculated when using the standardized approach (the minimum specific risk charge). If that portion of an institution's "value-at-risk" capital charge which was attributable to specific risk did not equal the minimum specific risk charge, the institution was subject to additional charges to make up for such difference. As of September, 1997, the Federal Reserve has eliminated the use of the minimum specific risk charge and consequently, the need for a dual calculation if an institution uses its internal model to measure specific risk. Therefore, an institution using a valid internal model to measure specific risk may use the "value-at-risk" measures generated by its model without being required to compare the model-generated risk charge to the minimum specific risk charge as calculated under the standardized approach.

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

          On December 31, 1997, Bancorporation was in compliance with all of the Federal Reserve Board's capital guidelines. On such date, Bancorporation had a Tier 1 Leverage Ratio of 8.19% (compared with a requirement of 4% to 5%), and a ratio of total capital to risk-weighted assets of 14.41% (compared with a requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 13.16% (compared with a requirement of 4%). The capital ratios include the preferred securities which are 23.10% of the Tier 1 capital. There can be no assurance, however, that Bancorporation will remain in compliance with regulatory capital requirements. For additional information on Bancorporation capital, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Shareholders' Equity."

          LIMITATION ON INCURRED DEBT. Bancorporation currently has no plans to incur any additional indebtedness. If
Bancorporation determines to do so in the future, it will be subject to the general statutory and regulatory restrictions.

          INTERSTATE BANKING AND BRANCHING.  Under the Riegle-
Neal Interstate Banking and Branching Efficiency Act of 1994 (the

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

          Beginning on June 1, 1997, the Riegle-Neal Act authorized interstate branching by a merger of banks with different home states which results in a single bank with branches in both states. The Riegle-Neal Act gave states the right to "opt out" and prohibit interstate mergers by passing legislation before June 1, 1997 that expressly prohibits all merger transactions with out-of-state banks. The Riegle-Neal Act also gave states the right to "opt in" and authorize early interstate mergers by passing legislation that expressly permits interstate merger transactions with all out-of-state banks. The Riegle-Neal Act authorized banks to establish and operate a de novo branch in a state (other than the bank's home state) only if the host state "opts in" to authorize de novo interstate banking by passing legislation that expressly permits all out-of-state banks to establish de novo branches in the state. As of June 1, 1997, approximately 44 states acted on the Riegle-Neal Act. Only two states, Texas and Montana, opted out. The states of New Jersey, New York, Connecticut, Pennsylvania, Delaware and Maryland opted into the Riegle-Neal Act, and of those states, Connecticut, Pennsylvania, and Maryland permit de novo interstate branching for banks located in any state which enacts a reciprocal statute.

          Effective October 10, 1997, the Riegle-Neal Act prohibits any bank from establishing or acquiring a branch or branches outside its home state primarily for the purpose of deposit production. An interstate branch must reasonably help meet the credit needs of the communities served as determined by a loan-to-deposit ratio screen. The FDIC and other banking agencies, under the final rule, will determine a bank's total loan-to-deposit ratio for all branches opened in a particular state one year or more after the bank has established an interstate branch. If the ratio is 50 percent of the average loan-to-deposit ratio for all banks headquartered in that state, the banking regulators will try to determine whether the branches are making a "reasonable" effort to meet the needs of the community served in that state by using six mitigating factors. The agencies may impose sanctions on institutions found not to meet the community credit needs. The regulators may require the bank to close branches in the state where it has a low loan-to deposit ratio, and may prohibit the bank from opening any new branches unless the institution assures the agencies that it will attempt to meet those credit needs.

          STATE BRANCHING LIMITATIONS

          In general, New Jersey law permits a bank, with prior regulatory approval, to establish a full branch office, a mini-branch office or a communications terminal branch office anywhere in the State. Furthermore, no bank shall establish a full branch office unless its capital shall equal or exceed the minimum capital established by the commissioner by regulation.

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

          On December 31, 1997, the Bank was in compliance with all of the OCC's minimum capital requirements. On such date, the Bank had a Tier 1 Leverage Ratio of 7.33% (compared with a requirement for the Bank of 4% to 5%), and a ratio of Total capital to risk-weighted assets of 13.03% (compared with a requirement of 8%), and a ratio of Tier 1 capital to risk-weighted assets of 11.77% (compared with a requirement of 4%).

          CLASSIFICATION OF BANKS. Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under OCC regulations, a bank is deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio), (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMEL rating of 1), (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMEL rating of 1), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%, and (v) "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%. Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. Under OCC regulations, the Bank was a well capitalized institution as of December 31, 1997.

          DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of the Bank are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under FDIA and FDIC regulations, the Bank is required to pay annual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC's assessment rates range from zero (0) cents to 27 cents per $100 of insured deposits. Institutions qualifying for the $0 assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. As of January 1, 1998, the Bank's assessment rate was zero cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

          In addition to any assessments that may be imposed by the FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by the Financing Corporation on Savings Association Insurance Fund-assessable deposits and BIF-assessable deposits. These assessments are scheduled to remain in effect from January 1, 1997 through December 31, 1999. As of January 1, 1998, the annual assessment rate applicable to the Bank was approximately
1.26 basis points of its assessable deposits.

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

          LOANS TO ONE BORROWER. In addition to limiting the rate of interest chargeable by banks on certain loans, federal law imposes additional restrictions on a national bank's lending activities. Under federal law the maximum amount that a national bank may lend to one borrower (and certain related interests of such borrower) generally is limited to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule including loans fully secured by government securities or deposit accounts in the bank. As of December 31, 1997, the Bank's lending limit under this regulation was approximately $7,728,000.

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

          As of December 31, 1997, retained earnings of the Bank of $9,765,000 were available for payment of dividends to Bancorporation without regulatory approval. For additional information on the Bank's capital, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Shareholders' Equity."

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

          The Bank is subject to regulations issued by the Federal Reserve Board which require depository institutions to maintain non-interest-bearing reserves against their transaction accounts and non-personal time deposits. These regulations currently require depository institutions to maintain reserves equal to 3% of transaction accounts up to $47.8 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $47.8 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $4.4 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions. As of December 31, 1997, the Bank was required to maintain a reserve balance of $3.4 million.

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

Item 2.  Properties.

          The main offices of both the Bank and Bancorporation are located at 905 Broad Street, Newark, New Jersey 07102. The building, which is owned by the Bank, is a two-story structure constructed in 1960. It has approximately 18,000 square feet of usable office space, which currently are used for the Bank's operations. A wholly-owned subsidiary of the Bank owns the five-story (approximately 45,000 square feet) Western Union Building at 909 Broad Street in Newark, New Jersey, adjacent to the Bank's main office. Approximately 81% of this building is used by the Bank and the remaining 19% of the building is leased to nonaffiliated companies.

          The Bank currently has fourteen branch banking facilities as described below in addition to its main location:

                              Approximate         Expiration
     Location                 Square Feet         Date of Lease

Plaza Banking Center            5,092            December 31,
745 Broad Street                                 1998 /5/
Newark, New Jersey

Ironbound Banking Center        4,100            February 28,
7 Wheeler Point Road                             1999 /1/
Newark, New Jersey

North Newark Banking Center     3,500            December 31,
466 Bloomfield Avenue                            2002 /1/
Newark, New Jersey

Millburn Banking Center         2,600            March 31,
225 Millburn Avenue                                   2001  /1/
Millburn, New Jersey

Gateway III Banking Center      2,076            September 30,
100 Mulberry Street                                   1999 /1/
Newark, New Jersey

North Arlington Banking Center  1,700            October 7,
65 River Road                                    1998 /4/
North Arlington, New Jersey

Jackson Street Banking Center  10,900            Owned
123-133 Jackson Street
Newark, New Jersey

Bayway Banking Center           3,700            April 30,
1000 South Elmora Avenue                              2006 /2/
Elizabeth, New Jersey

Livingston Banking Center       3,450            November 30,
30 W. Mt. Pleasant Avenue                        2001 /3/
Livingston, New Jersey

Perth Amboy Banking Center      3,400            August 31,
Convery Plaza, Route 35                          2002 /5/
Perth Amboy, New Jersey

East Orange Central             6,070            Owned
  Banking Center
554 Central Avenue
East Orange, New Jersey

Elizabeth Banking Center           3,190         Owned
826 Elizabeth Avenue
Elizabeth, New Jersey

Kearny Banking Center             700            March 31,
180 Schuyler Ave.                                2000 /5/
Kearny, New Jersey

East Ferry Office                 800            November 30,
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

/4/ The Bank has the option to extend the term of the lease for two additional one year periods.

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

         During 1998, the Bank will open a new full-service banking center in Newark, New Jersey.

         Bancorporation neither owns nor leases any property.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither Bancorporation nor the Bank is involved in any material pending legal proceedings, other than routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of Bancorporation's shareholders during the fourth quarter of the year ended
December 31, 1997.

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

                        Position with
                        Bancorporation
                        and Bank and Year        Principal
    Name           Age  First Elected            Occupation /1/

Donald M. Karp     61   Chairman of              Position with
                        the Board of             Bancorporation
                        Bancorporation (1985)    and the Bank/2/
                        and the Bank (1985);
                        Chief Executive Officer
                        of Bancorporation (1991)
                        and the Bank (1991);
                        Vice Chairman of the
                        Board of Bancorporation
                        (1981-1985) and the
                        Bank (1978-1985);
                        Director (1972)

John A. Dorman     59   President of             Position with
                        Bancorporation (1992)    Bancorporation
                        and the Bank (1992);     and the Bank
                        Director (1992)

Fred S. Campo      48   Senior Vice President    Position with
                        of the Bank (1986);      Bancorporation
                        Secretary of             and the Bank
                        Bancorporation (1982)
                        and the Bank (1991)

Fred Perry, Jr.    68   Senior Vice              Position with
                        President of             the Bank
                        the Bank (1978)

Peter Kenny        52   First Vice               Position with
                        President of             the Bank
                        the Bank (1991);
                        Senior Vice
                        President of the
                        Bank (1992)

James Boyle        47   Treasurer of             Position with
                        Bancorporation;          Bancorporation
                        Comptroller of the
                        Bank (1988); Senior
                        Vice President of the
                        Bank (1992)

Ellen Rogoff       48   First Vice President     Position with
                        of the Bank (1993);      the Bank /3/
                        Senior Vice President
                        of the Bank (1994)

Ronald E. Schwarz  43   Senior Vice President    Position with
                        of the Bank (1997)       the Bank/4/

___________________

/1/ Unless otherwise indicated, each of the persons listed has been employed in the indicated principal occupation during the last five years.

/2/ Mrs. Donald M. Karp is the niece of Stanley J. Lesnik and the daughter of Harriet M. Alpert, a principal shareholder of Bancorporation.

/3/ For the three years prior to joining the Bank, Ms. Rogoff was Manager of Human Resources for Bristol Myers. For at least two years prior to joining Bristol Myers, Ms. Rogoff was Manager of Human Resources for Action Tungsram.

/4/ Prior to joining the Bank, from June of 1995 to April of 1997, Mr. Schwarz was Senior Vice President, Regional President Bergen/Passaic Counties for Hudson United Bank (successor to Urban National Bank). From 1992 to June of 1995, Mr. Schwarz was Senior Vice President, Director of Retail Banking for Urban National Bank.

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

         The market price information does not include retail markups, markdowns or commissions, but is based on actual transactions.

Bancorporation             High*    Low*  Dividend*

1997 1st Quarter         $16 1/4   $10 3/4   $.10
     2nd Quarter          17 5/8    14        .10
     3rd Quarter          20 1/2    16 3/8    .10
     4th Quarter          24 1/2    15 5/8    .11

1996 1st Quarter         $10 1/8   $8        $.06
     2nd Quarter          10 1/8    9         .06
     3rd Quarter           9 1/2    8 5/8     .07
     4th Quarter          11 5/8    9         .08

____________
* The market prices and dividends have been restated to give effect to the 5% stock dividend declared December 18, 1997 and distributed January 6, 1998, and the 10% stock dividend which was declared September 19, 1996 and distributed October 4, 1996.

         As of January 31, 1998, there were 4,707,321 shares of Bancorporation's Common Stock outstanding and approximately 900 holders of record of such stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain historical financial data with respect to Bancorporation on a consolidated basis. The information contained in this table should be read in conjunction with Bancorporation's historical Consolidated
Financial Statements and related notes thereto included elsewhere in this Report.

                                   December 31,
                  1997      1996      1995          1994      1993
                              (Dollars in thousands)
SELECTED CONSOLIDATED
STATEMENTS OF CONDITION
INFORMATION

Total assets     $601,669 $533,615   $481,185      $428,630  $438,532
Loans, gross      322,752  287,364    267,419       267,422   265,920
Investment
  securities      206,407  159,214    116,212       110,933   102,165
Total deposits    518,238  485,073    429,681       391,466   406,066
Short-term
  borrowings       13,000    1,000        782           177       342
Long-term debt      9,000        0          0             0         0
9.5% Cumulative
 Trust Preferred
 Securities        11,500        0          0             0           0
Shareholders'
  equity           39,231     38,358   34,529        30,266      27,421

                                              December 31,
                         1997        1996         1995      1994      1993
                              (Dollars in thousands)

CONSOLIDATED STATEMENTS OF INCOME
   INFORMATION
Interest income        $ 40,855    $ 35,162     $ 33,398  $ 29,795   $28,313
Interest expense         15,930      11,818       10,082     7,464     8,082
Net interest income      24,925      23,344       23,316    22,331    20,231
Provision for
  possible loan
  losses                  1,800       1,350          720       450       900
Net interest income
  after provision
  for possible loan
  losses                  23,125     21,994       22,596    21,881    19,331
Non-interest income        7,117      6,556        4,491     3,649     4,023
Non-interest expense      19,549     19,849       19,536    20,073    19,813
Provision for income
  taxes                    4,282     3,428         3,131       768     1,491
Net income before
  cumulative effect of
  a change in
  accounting
  principle                 6,411    5,273         4,420     4,689     2,050
Cumulative effect of
  a change in
  accounting
 principle                      0        0              0         0     1,086
Net income               $  6,411  $ 5,273        $ 4,420   $ 4,689    $3,136
Per Share Data
Net income per
 common share
   Basic
     Before cumulative
      effect of a change
      in accounting
      principle            $1.34     $1.10        $1.13       $1.23     $0.44
      Cumulative effect of
      a change in
      accounting
      principle             0.00      0.00         0.00      0.00      0.33
Basic earnings per
  common share           $1.34       $1.10        $1.13     $1.23     $0.77
  Diluted
   Before cumulative
    effect of a change
    in accounting
    principle            $1.29        1.06         0.89      0.96      0.43
   Cumulative effect
    of a change in
    accounting
    principle             0.00        0.00         0.00      0.00      0.23
  Diluted earnings
   per common share      $1.29       $1.06        $0.89     $0.96     $0.66
Cash dividends per
  common share           $0.37       $0.27        $0.16     $0.15     $0.00
Book value per
  common share            8.33        7.82         7.05      6.81      5.96
Dividend payout ratio    27.16%      24.54%       26.58%    24.05%    20.37%
Weighted average number
 of common shares
 outstanding
 (in thousands):
      Basic                 4,788   4,789        3,407     3,322     3,276
      Diluted               4,957   4,998        4,959     4,896     4,781

FINANCIAL RATIOS
Return on average
  assets                  1.13%      1.05%        0.97%     1.04%     0.48%
Return on average
 shareholders' equity    16.33      14.58        13.52     16.16      7.83
Average equity to
 average assets           6.94       7.20         7.14      6.44      6.12
Earnings to fixed
 charges /1/              1.56       1.74         1.71      1.68      1.30
Net interest margin       4.70       5.05         5.59      5.41      5.12
Net interest spread       3.89       4.33         4.88      4.92      4.55
Asset Quality Ratios
Non-performing loans
 as a % of gross loans    1.49%      3.39%        3.82%     3.63%     7.72%
Non-performing loans
 as a % of total assets   0.80       1.82         2.12      2.26      4.68
Allowance for possible
 loan losses as a %
 of gross loans           2.16       2.97         2.77      2.84      4.23
Allowance for possible
 loan losses as a %
 of non-performing
 loans                  145.00      87.65        72.47     78.32     54.81
Net chargeoffs as a %
  of average gross
  loans                   1.10       0.08         0.35      1.56      0.90
Non-performing assets
 as a % of loans and
 OREO                     2.19       5.03         6.00      5.81     10.03
Capital Ratios
Leverage capital          8.19%      6.92%        7.17%      7.00%    6.23%
Tier 1 capital to total
 risk-weighted assets    13.16      11.17        10.58       9.96     9.16
Total capital to total
risk-weighted assets     14.41        12.44        11.85      11.22    10.45

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

          The following discussion and analysis is intended to provide information about the financial condition and results of operations of Broad National Bancorporation and its subsidiaries on a consolidated basis and should be read in conjunction with the Consolidated Financial Statements and their related notes.
As used in the following discussion, the term "Company" refers to Broad National Bancorporation and its subsidiaries on a consolidated basis; the term "Bank" refers to Broad National Bank and its subsidiaries on a consolidated basis; and the term "Bancorporation" refers to Broad National Bancorporation on a parent company only basis. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1997 data.

                             SUMMARY

     The Company recorded net income of $6,411,000 or diluted per share earnings of $1.29 in 1997, compared to net income of $5,273,000 or diluted per share earnings of $1.06 in 1996, and net income of $4,420,000 or diluted per share earnings of $.89 in 1995.

     The per-share data for 1996 and 1995 have been restated to reflect the effects of the 5% stock dividend declared December
18, 1997 and distributed January 6, 1998, as well as all prior stock dividends.

     An improvement in net interest income and non-interest income as well as a decrease in non-interest expense contributed to the increase in income for 1997 as compared to 1996.

     An improvement in non-interest income, particularly the increase in service charges on deposit accounts resulting from a more consistent collection of fee income for services provided, is the primary reason for the increase in net income for 1996 as compared to 1995.

     The Company's return on average assets was 1.13% for 1997, 1.05% for 1996 and 0.97% for 1995. The Company's return on average shareholders' equity was 16.33% for 1997, 14.58% for 1996 and 13.52% for 1995.

     The Company's total assets increased $68,054,000 or 12.8% in 1997 following an increase of $52,430,000 or 10.9% in 1996.
Total deposits increased $33,165,000 or 6.8% in 1997 following an increase of $55,392,000 or 12.9% in 1996. Total loans, net of the allowance for possible loan losses and unearned income, increased $36,969,000 or 13.3% in 1997 following growth of $18,857,000 or 7.3% in 1996.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income, the primary source of earnings for the Company, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and other interest bearing liabilities. Earning assets include loans, investment securities and federal funds sold. Interest bearing liabilities include savings, interest bearing demand and time deposits, short-term borrowings, long-term debt and 9.5% Cumulative Trust Preferred Securities.

     The following table shows the Company's consolidated average balance of assets, liabilities, and shareholders' equity as well as the amount of interest income or interest expense and the average rate for each category of interest-earning assets and interest-bearing liabilities. Non-accrual loans are included in average loans and interest on loans includes loan fees. Nontaxable income from investment securities and loans is presented on a tax-equivalent basis assuming a 34% tax rate.


                                                   NET INTEREST INCOME

                                        1997                               1996                             1995

                    Average   Interest   Average      Average   Interest   Average     Average   Interest   Average
                    Balance   and Fees   Rate         Balance   and Fees    Rate       Balance   and Fees    Rate
                                                                 (Dollars in Thousands)

ASSETS

Federal funds
sold                $ 51,321   $ 2,813   5.48%      $ 48,201    $ 2,567     5.33%    $ 38,383    $ 2,253     5.87%
Investment
 Securities
 Securities
 held-to-
 maturity /1/         82,241     5,243   6.38         75,403      4,745     6.29       87,128      5,154     5.92
  Securities
  available-
  for-sale/4/         93,135     5,894   6.33         61,948      3,689     5.95       27,029      1,682     6.22
Total investment
  securities         175,376    11,137   6.35 /2/    137,351      8,434     6.14 /2/  114,157      6,836     5.99 /2/
Loans
  Mortgage           197,324    17,476    8.86        186,717     16,188     8.67      179,371     16,425     9.16
  Installment         23,214     2,088    8.99         15,083      1,460     9.68       11,328      1,125     9.93
  Commercial          83,687     7,370    8.81         75,459      6,485     8.59       74,248      6,691     9.01
  States and political
  subdivisions /1/         5         1  12.48            756         88    11.64        1,148        146     12.72
  Total loans        304,230    26,935   8.85 /2/    278,015     24,221     8.71 /2/  266,095     24,387     9.16 /2/
  Total interest
  earning assets     530,927   $40,885   7.70%/2/    463,567    $35,222     7.60%/2/  418,635    $33,476     8.00%/2/
Less-Allowance for
  possible
  loan losses          8,599                            7,869                            7,558
All other assets      43,683                           46,517                           46,749
Total assets        $566,011                        $ 502,215                         $457,826

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing
  deposits Savings,
  money market and
  interest bearing
  demand deposits   $214,666   $ 4,756   2.22%      $222,912      $4,899    2.20%     $221,749   $ 4,900      2.21%
  Time deposits:
   Under $100,000     96,429     4,990    5.17         84,077       4,222    5.02        78,511     3,973      5.06
   Over $100,000      93,127     5,182    5.56         52,891       2,639    4.99        20,279     1,040      5.13
  Total interest
   bearing deposits  404,222    14,928    3.69        359,880      11,760    3.27       320,539     9,913      3.09
Short-term
 borrowings            4,885       281    5.75          1,149          58    5.05         2,808       169      6.02
Long-term debt         2,752       175    6.36              0           0       0             0         0         0
9.5% Cumulative Trust
  Preferred
  Securities           5,750       546   9.50               0           0       0             0         0         0
Total interest
 bearing
 liabilities         417,609   $15,930    3.81%       361,029     $11,818    3.27%      323,347   $10,082     3.12%
Other liabilities      9,085                            7,831                             6,516
Demand deposits      100,055                           97,197                            95,264
Shareholders'
  equity              39,262                           36,158                            32,699
Total liabilities
and shareholders'
equity              $566,011                          $502,215                           $457,826

NET INTEREST INCOME            $24,955                             $23,404                        $23,394
NET INTEREST SPREAD                       3.89%                               4.33%                            4.88%
NET INTEREST MARGIN                       4.70%/3/                            5.05%/3/                         5.59%/3/

     /1/ Interest income for investments in states and political subdivisions includes tax-equivalent adjustments at a
         34% rate.
     /2/ Average rates reflect the tax-equivalent adjusted yields on non-taxable investments and loans.
     /3/ Represents the difference between interest earned and interest paid, divided by total interest-earning assets.
     /4/ Securities available-for-sale are presented at amortized cost.

<TABLE\>


Rate/Volume Analysis Of Net Interest Income

     The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the years ended December 31, 1997 and 1996 is set forth below.








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




                                    1997 Compared with 1996             1996 Compared with 1995
                                      Increase (Decrease)                 Increase (Decrease)
                                       Due to a Change in                  Due to a Change in

                              Average     Average                 Average    Average
                              Balance       Rate      Total       Balance     Rate     Total
                                                       (Dollars in Thousands)


Interest earned on:
  Loans                          $ 2,316     $   398     $2,714       $1,073   $(1,239)  $ (166)
  Investment securities            2,415         288      2,703        1,421       177    1,598
  Federal funds sold                 164          82        246          578      (264)     314
  Total interest income            4,895         768      5,663        3,072    (1,326)   1,746
Interest paid on:
  Savings, money market and
     interest bearing demand
     deposits                       (246)        103       (143)           1        (2)     (1)
  Time deposits:
    Under $100,000                   642         126        768          282       (33)     249
    Over $100,000                  2,242         301      2,543        1,673       (74)   1,599
  Short-term borrowings              222           1        223          (87)      (24)    (111)
  Long-term debt                     175           0        175            0         0        0
  9.5% Cumulative Trust
     Preferred Securities             546           0      546            0         0        0
  Total interest expense           3,581         531      4,112        1,869      (133)   1,736
Change in net interest income    $ 1,314       $ 237     $1,551       $1,203   $(1,193)  $   10
Percent increase in
  net interest income over the
  prior period                                             6.63%                           0.04%

<TABLE\>


     Total tax equivalent interest income of $40,885,000 for 1997 represents an increase of $5,663,000 or 16.1% over total tax equivalent interest income of $35,222,000 for 1996. This improvement is primarily due to an increase of $67,360,000 in the average balance of interest earning assets for 1997 as compared to 1996. The average balance of total investment securities was $38,025,000 higher for 1997 than for 1996, while the average balance of total loans was $26,215,000 higher for 1997 than for







1996. The increase in the average balance of interest earning assets contributed an additional $4,895,000 to total tax equivalent interest income for 1997 as compared to 1996. An increase in the average rate earned on interest earning assets contributed an additional $768,000 to total tax equivalent interest income for 1997 as compared to 1996. The average tax equivalent yield for total average interest earning assets was 7.70% for 1997 as compared to 7.60% for 1996, an increase of 10 basis points.

     Total interest expense of $15,930,000 for 1997 was $4,112,000 or 34.8% higher than 1996. An increase of $56,580,000 in total interest-bearing liabilities is the primary reason for this increase, resulting in an additional $3,581,000 of interest expense for 1997 as compared to 1996. 1997 interest expense increased an additional $531,000 due to an increase in the cost of total interest-bearing liabilities. The average cost of interest-bearing liabilities was 3.81%, an increase of 54 basis points from 3.27% in 1996. The funding of asset growth through an increase in relatively higher costing time deposits as well as the addition of higher costing short-term and long-term borrowings contributed to the increase in the cost of interest-bearing liabilities for 1997.

     Tax equivalent net interest income for 1997 was $24,955,000, an increase of $1,551,000 or 6.63% from $23,404,000 for 1996, primarily due to the average balance of total interest earning assets increasing more than the average balance of total interest bearing liabilities. However, the net interest spread on a tax equivalent basis declined 44 basis points to 3.89% for 1997 compared to 4.33% for 1996, and the net interest margin, which is tax equivalent net interest income expressed as a percentage of average interest earning assets, declined 35 basis points to 4.70% for 1997 compared to 5.05% for 1996. This reflects the fact that the growth of interest earning assets outpaced the growth in net interest income, resulting from the use of higher costing time deposits as well as short-term and long-term borrowings to fund the growth of average interest earning assets.

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

     Total interest expense of $11,818,000 for 1996 was $1,736,000 or 17.2% higher than 1995. The cost of total interest bearing liabilities increased to 3.27% for 1996 as compared to 3.12% for 1995. An increase of $37,682,000 in total interest bearing liabilities, and a change in the mix of interest bearing liabilities contributed to the increase in total interest expense for 1996 as compared to 1995. Total average time deposits of $136,968,000 for 1996 were $38,178,000 or 38.7% higher than 1995 total average time deposits. This increase in average time deposit balances increased 1996 interest expense by $1,955,000 as compared to 1995 interest expense. The increase in the average balance of total time deposits also resulted in higher cost time deposits representing 37.9% of total interest bearing liabilities for 1996 as compared to 30.6% of total interest bearing liabilities for 1995. This change in the mix of interest bearing liabilities contributed to the increase in the cost of interest bearing liabilities to 3.27% for 1996 as compared to 3.12% for 1995.

     Tax equivalent net interest income for 1996 was $10,000 or .04% higher than 1995 tax equivalent net interest income. The decline in the average rate on interest earning assets and the increase in the volume of interest bearing liabilities, particularly higher cost time deposits, offset the increased interest income which resulted from the increased volume of interest earning assets.

PROVISION FOR POSSIBLE LOAN LOSSES

     In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $1,800,000, $1,350,000 and $720,000 for 1997, 1996 and 1995,
respectively. The increase in the provision for possible loan losses during 1997 was primarily due to the increase in loans outstanding, as well as the increase in net loan charge-offs.
The increase in the provision for possible loan losses during 1996 was primarily due to the increase in loans outstanding, as well as management's efforts to address specific problem loans and improve the Company's asset quality ratios.








     Actual net loan charge-offs were $3,357,000 or 1.10% of average total loans, $221,000 or .08% of average total loans and $920,000 or .35% of average total loans for 1997, 1996 and 1995, respectively.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES

     Total non-interest income of $7,117,000 for 1997 was $561,000 or 8.6% higher than 1996. Service charges on deposit accounts increased $575,000 or 10.7% to $5,945,000 for 1997.
This growth occurred during the first six months of 1997 and represents primarily non-sufficient funds fees from demand deposit accounts.

     Other non-interest income declined $146,000 or 11.9% to $1,085,000 for 1997. 1996 other non-interest income included a non-recurring damage award of $285,000. Exclusive of this non-recurring item for 1996, other non-interest income for 1997 was $139,000 higher than 1996, primarily due to ATM non-customer convenience fees.

     For 1997, gains from the sale of securities available-for-sale were $84,000, an improvement of $129,000 over the loss of $45,000 recorded in 1996.

     Total non-interest income of $6,556,000 for 1996 was $2,065,000 or 46% higher than 1995. The most significant component of this increase was represented by service charges on deposit accounts, which were $1,855,000 or 52.8% higher for 1996 as compared to 1995. This improvement was attributable to a more consistent application and collection of certain deposit fee income for services provided to the existing base of deposit accounts.

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

     Total non-interest expenses of $19,549,000 for 1997 were $300,000 or 1.5% lower than 1996. Reductions in employee benefits and other real estate expenses, offset to a certain extent by an increase in other expenses, were the primary reasons for the decrease in non-interest expenses.

     Salaries increased $104,000 or 1.3% in 1997 to $8,000,000
primarily as the result of incentive salary programs. Employee benefits expense was $2,094,000 for 1997, a reduction of $392,000 or 15.8% from 1996. This decrease is the result of a decline in hospital and medical insurance claims.

     The improvement in other real estate expenses is attributable to gains of $343,000 from the sales in 1997 of properties classified as other real estate owned.

     Other non-interest expenses increased $345,000, or 24.5%, in 1997, reflecting increased costs associated with employee training programs and temporary help, as well as expenses associated with the issuance in 1997 of the 9.5% Cumulative Trust
Preferred Securities (see Note 11 of the Notes to Consolidated
Financial Statements).

     Total non-interest expense of $19,849,000 for 1996 was $313,000 or 1.6% higher than 1995.

     Salaries expense totaled $7,896,000 for 1996, an increase of $161,000, or 2.1%, compared to 1995. Merit increases and increased incentive salary programs were partially offset by reductions in staff. Employee benefits expense was $231,000 or 10.2% higher for 1996 as compared to 1995. Most of this increase was attributable to higher costs for hospital and medical insurance and pension plans.

     Furniture and equipment expense of $1,090,000 for 1996 was $123,000 or 10.1% lower than 1995. This was primarily attributable to the reduction of equipment rental costs resulting from the Company's decision to purchase rather than lease its personal computer equipment.

     Legal fees totaled $858,000 for 1996, an increase of $311,000, or 56.9%, as compared to 1995. Most of this increase was attributable to increased legal expenses associated with the Bank's efforts to work out its problem loans.

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

Income Taxes

     The effective tax rates for 1997, 1996 and 1995 were 40.0%, 39.4% and 41.5%, respectively. The decrease in the effective tax rate to 39.4% for 1996 was primarily due to the recognition of tax benefits resulting from the adjustment of the valuation allowance for deferred tax assets.

     There was no change in the total valuation allowance for 1997. The net change in the total valuation allowance for 1996 was a decrease of $160,000, which was primarily the result of the reduction of the Bank's state tax loss carry forward during 1996.


                       FINANCIAL CONDITION

Loans

     Total loans, net of deferred loan fees, of $322,528,000 at December 31, 1997 increased $35,412,000 or 12.3% from the
December 31, 1996 balance of $287,116,000. The most significant growth occurred in the commercial loan and commercial mortgage categories. Average loans totaled $304,230,000 for 1997, an increase of $26,215,000 or 9.4% compared to an average of $278,015,000 for 1996. For 1997, average loans represented 57.3% of total interest earning assets, compared to 60.0% of total interest earning assets for 1996.

The following table shows the classification of loans by major category, at December 31, for each of the past five years.

                                          December 31,
                      1997          1996       1995         1994         1993
                                      (Dollars in Thousands)
Real estate loans:
  Construction     $ 10,844      $  5,990   $  4,097      $ 3,913      $ 5,209
  Mortgage
    Residential      78,654        72,791     62,168       63,646       66,409
    Commercial      141,464       126,050    122,346      114,901      108,749
Commercial loans     82,524        73,171     68,479       76,465       66,612
Installment loans     8,576         8,341      9,641        7,496        7,339
Other loans             690         1,021        688        1,001          559
Loans held for sale
  (market value
  $11,153)                0             0          0            0       11,043
  Total gross
   loans           $322,752      $287,364   $267,419     $267,422     $265,920

     Real estate loans include construction mortgages, residential mortgages (including home equity loans), and commercial mortgages.








     Construction loans are predominately floating rate loans and the term thereof generally does not exceed one year. The majority of the Bank's construction loans consist of loans secured by single family dwellings located in the Bank's primary market area.

     Residential mortgage loans include mortgages for the purchase or refinancing of residential properties and are secured by first liens on those properties. This category also includes home equity loans which are secured by either a first or second lien on real estate.

     Commercial mortgages include mortgages on owner occupied buildings and investment properties, secured by first mortgages on these properties. Amortization is generally based on terms of 15 years or less, and most loans have interest rate reset terms of five years or less.

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

The following table summarizes the contractual maturities of certain loan categories at December 31, 1997.


                 Within      1-5      Over
               One Year      Years   5 Years      Total
                           (Dollars in Thousands)
Real estate loans:
  Construction  $10,036    $    808   $      0  $ 10,844
  Mortgage       26,414      33,018    160,686    220,118
Commercial
  loans          38,786      33,835      9,903      82,524

     The table below presents the breakdown of loans with fixed and variable rates at December 31, 1997 for loans with a term of greater than one year in the following categories:

                           Fixed               Variable
                        Interest Rates       Interest Rates
                                 (Dollars in Thousands)
Real Estate loans:
  Mortgage               $ 89,065                $104,639
Commercial loans           19,245                  24,493









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




                                  December 31,
               1997         1996         1995       1994       1993
                                 (Dollars in Thousands)

Average loans
outstanding
during the year  $304,230    $278,015     $266,095     $262,053   $255,634

Total gross
loans at
period end       $322,752    $287,364     $267,419     $267,422   $265,920

Allowance,
beginning of
the year         $  8,531    $  7,402     $  7,602     $ 11,252   $ 12,659

Loans charged-off
during the year:
  Commercial        2,370         569        1,952        2,184      2,047
  Mortgage          1,403         520           80        2,809        379
  Installment         185         175           91          148        157

Total loans
charged-off
during the year     3,958       1,264        2,123        5,141      2,583

Recoveries
during the year:
  Commercial          369         804        1,005          890        111
  Mortgage            132         104          142           10          0
  Installment         100         135           56          141        165

Total recoveries
during the year       601        1,043        1,203        1,041        276

Net loans
charged-off
during the year     3,357          221          920        4,100      2,307

Provision charged
to operations       1,800       1,350          720          450        900

Allowance,
end of the year  $  6,974     $ 8,531       $7,402     $  7,602  $  11,252

Ratio of net
loans charged-off
to average
loans outstanding
during the year     1.10%       0.08%        0.35%        1.56%      0.90%

Allowance for
possible loan
losses as a
percentage of
total gross loans   2.16%       2.97%        2.77%        2.84%      4.23%


The following table reflects the allowance for possible loan losses by category as of December 31, for each of the past five years:


                                                  December 31,
                       1997           1996                1995           1994           1993

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
                  Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                                                  (Dollars in Thousands)

Real Estate Loans:
  Construction    $   57       3%   $   30       2%     $  163     2%     $  163     2%    $   817     2%
  Mortgage         1,257      68     1,880      69       1,765    68       1,984    66       3,370    65
Commercial
 loans             5,340      26     6,303      26       5,052    26       5,147    29       6,664    25
Installment
  loans              182       3       171       3         271     4         308     3         401     4
Other                138       *       147       *         151     *           0     *           0     4
  Total           $6,974     100%   $8,531     100%     $7,402    100%    $ 7,602   100%   $11,252   100%
*  Less than 1.0%


<TABLE\>


     During 1997, total loans charged off increased $2,694,000 or 213% to $3,958,000. Of the total 1997 charge-offs of $3,958,000,
$1,926,000 represented loans that had been classified and reported as non-accrual loans at or prior to December 31, 1996.
An additional $1,798,000 represented the loan of a single borrower. This loan had previously been restructured and was being reported by the Company as a restructured loan and a non-performing asset. This loan was performing in accordance with its restructured terms until October of 1997, at which time the Company noted a significant deterioration in the financial condition of the borrower sufficient to create doubt as to the collectibility of the remaining outstanding loan balance and resulting in the loan being charged off.

     The allowance for possible loan losses includes an allocation for all loans classified as special mention, substandard, doubtful or loss (See "Asset Quality" below for definitions of such classifications). After allocating the allowance for classified loans, an allocation is made for all non-classified loans. The allocation for non-classified loans is made by loan category, based upon the historical loss experience for each loan category as well as perceived risk of loss for each loan category. The amount of the allowance applicable to non-classified loans was $4,770,000 and $5,819,000 at December
31, 1997 and December 31, 1996, respectively. Since these factors are subject to change, the allocation of the allowance for possible loan losses should not be interpreted as an indication that such amounts or proportions will continue or indicate future trends.

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

     Classified loan reports are prepared and reviewed regularly by the problem loan committee. Classified loans are placed into one of several categories, depending upon the condition of the borrower and the strength and amount of collateral.

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

The following table reflects the components of non-performing assets at December 31, for each of the past five years:





                                                                December 31,
                               1997             1996             1995             1994             1993
                                                          (Dollars in Thousands)

Past due, 90 days or more:
  Mortgage                    $  434          $1,068            $1,938           $1,388           $4,535
  Commercial                     477             247             1,167              714            1,434
  Installment                     20              34                18               23               53
Total past due 90 days
  or more                     $  931          $1,349            $3,123           $2,125           $6,022
Non-accrual loans:
  Mortgage                    $  652          $2,800            $4,042           $4,357           $9,858
  Commercial                   3,229           5,584             3,049            3,222            4,641
  Installment                     10               0                 0                2                7
Total non-accrual loans        $3,891         $8,384            $7,091          $ 7,581          $14,506
Total non-performing loans     $4,822         $9,733           $10,214          $ 9,706          $20,528
Restructured loans
  (excluding amounts
  classified as
  non-performing loans)         1,619          3,934             5,105            5,445            5,721
Other real estate
  owned, net                      648            841               772              400              461
Total non-performing assets  $  7,089         $14,508           $16,091          $15,551          $26,710
Non-performing loans as a
  percent of total gross
  loans                         1.49%           3.39%             3.82%            3.63%            7.72%
Non-performing loans as a
  percent of total assets       0.80%           1.82%             2.12%            2.26%            4.68%
Non-performing assets as a
  percent of loans and other
  real estate owned             2.19%           5.03%             6.00%            5.81%           10.03%
Allowance for possible
  loan losses                   $6,974         $ 8,531           $ 7,402          $ 7,602          $11,252
Allowance for possible
  loan losses as a percent
  of non-performing loans      144.63%          87.65%            72.47%           78.32%           54.81%

<TABLE\>

     During 1997 non-performing loans decreased $4,911,000 or 50% to $4,822,000. The major components of this reduction were chargeoffs of $1,926,000, payments received of $931,000, transfers to other Real Estate Owned in the amount of $212,000 and loans totaling $1,629,000 returned to accrual status.

     The decline of $2,315,000 in restructured loans during 1997 is primarily due to the chargeoff of a single loan in the amount of $1,798,000, as previously discussed under Allowance for Possible Loan Losses.

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

     In addition to the non-performing and restructured loans as of December 31, 1997 and 1996, the Company had classified an additional $4,539,000 and $3,088,000, respectively, as
substandard loans.   A loan loss reserve has been allocated to
such loans in accordance with the Company's policies.

     In the course of resolving non-performing loans, the Bank may restructure the contractual terms of its loans with its borrowers. If, prior to such restructuring, the loan was classified as non-accrual, it is the Bank's policy to continue to carry these restructured loans on non-accrual status for a period of time (typically six months) before management considers their return to accrual status. At December 31, 1997, one loan in the amount of $1,619,000 was categorized as restructured. This loan is currently performing in accordance with its modified terms.

     At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired was $7,334,000 and $10,109,000, respectively. The related allowance for credit losses was $0 at December 31, 1997, and $500,000 at December 31,
1996. The impaired loan portfolio is primarily collateral dependent. The change in the allowance for impaired loans represented a recovery of $500,000 during 1997, as compared to a recovery of $270,000 during 1996. The average investment in impaired loans during the years ended December 31, 1997 and 1996 was approximately $9,334,000 and $9,657,000, respectively. For the years ended December 31, 1997 and 1996, the Company recognized cash basis interest income on these impaired loans of $344,000 and $265,500, respectively.

     The level of non-performing assets is heavily dependent upon local economic conditions. The December 31, 1997 total non-performing assets of $7,089,000 represents a decrease of $7,419,000 or 51% from December 31, 1996. There can be no assurance that the level of the Company's non-performing assets will not increase in the future.

Investment Securities and Federal Funds Sold

     The Company invests a portion of its available funds in short-term and longer-term instruments, including federal funds sold and investment securities.

     Federal funds sold are used primarily for daily cash management purposes. Average federal funds sold of $51,321,000 for 1997 represented 9.7% of total average interest earning assets, as compared to 10.4% for 1996.

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

     The Company does not have trading securities. It classifies its securities holdings between held-to-maturity and available-for-sale. The accounting standard provides a different accounting treatment for each category. Management determines the appropriate classification of securities at the time of purchase.

     If management has the positive intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity securities.
Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts.

     Securities in the available-for-sale category are those for which the Company does not have the positive intent and ability to hold to maturity. Available-for-sale securities are reported at fair value. Any unrealized appreciation or depreciation in the available-for-sale securities, net of tax effects, is reported as a separate component of equity capital. At December
31, 1997 and 1996, the Company reported net unrealized securities gains of $244,000 and $146,000, respectively, in the Shareholders' Equity section of the Consolidated Statement of Condition.

     At December 31, 1997, securities held-to-maturity of
$65,330,000 represented 31.7% of the total investment securities portfolio, as compared to 56.6% at December 31, 1996. Securities available-for-sale of $141,077,000 at December 31, 1997 represented 68.3% of the total investment securities portfolio, as compared to 43.4% at December 31, 1996. This shift in the composition of the securities portfolio is intended to give management the ability to actively manage a larger percentage of the overall portfolio. While proceeds from the maturities of securities held-to-maturity amounted to $31,211,000 during 1997, only $6,716,000 was reinvested into the held-to-maturity portfolio. The remaining proceeds were used to purchase securities for the available-for-sale portfolio. Total average investment securities of $175,376,000 for 1997 represented 33.0% of 1997 total average interest earning assets, up from 29.6% of total average interest earning assets for 1996.

     The table below presents the amortized cost and total estimated fair values of securities held-to-maturity as of year end for each of the past five years:


                  1997        1996          1995          1994         1993
                                (Dollars in Thousands)
U.S. Treasury
 Notes          $     0     $     0       $     0       $11,795       $ 8,804
U.S. Government
  Agencies       13,149       33,862        11,055        3,080         1,089
Mortgage-backed
 securities      47,869       52,946        46,108       73,204        59,670
States and
 political
 subdivisions     1,683        1,182         1,875        1,336         1,009
Other             2,629        2,180         1,228          374           376
Amortized cost  $65,330      $90,170       $60,266      $89,789       $70,948
Estimated fair
 value          $65,203     $89,482       $59,948       $84,188       $70,759








     Maturities and weighted average yields of securities held-to-maturity at December 31, 1997 segregated by contractual maturity, are illustrated below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                          Maturing
                                                       After One      After Five
                                 Within                But Within     But Within           After
                                One Year               Five Years      Ten Years          Ten Years      Total
                           Amount    Yield  Amount  Yield   Amount   Yield   Amount   Yield   Amount     Yield
                                                                    (Dollars in Thousands)

U.S. Government
    Agencies               $    --    --%  $ 1,999   6.05%  $ 7,150   6.85%  $ 4,000    7.50% $13,149    6.93%
Mortgage-backed
    securities               2,349   4.01   29,429   5.96    12,236   6.61     3,855    6.90   47,869    6.11
States and political
    subdivisions /1/           972   6.27      711   6.71       --      --       --      --     1,683    6.45
Other                           --    --       --     --        --      --     2,629    6.01    2,629    6.01
Total amortized cost      $  3,321   4.68% $32,139   5.99%  $19,386   6.70%  $10,484    6.91% $65,330    6.29%

/1/ The weighted average yields have been computed based on a tax-equivalent basis, assuming a 34% income tax rate.

<TABLE\>


     The table below presents the amortized cost and total estimated fair values of securities available-for-sale as of year end for each of the past five years.

                                        December 31,
                       1997       1996         1995        1994      1993
                                      (Dollars in Thousands)

U.S. Treasury Notes    $ 12,499    $12,513      $14,745     $10,932    $14,008
U.S. Government
  Agencies               32,967      1,000        1,000           0          0
Mortgage-backed
  securities             93,537     55,309       39,774      11,297     17,209
States and
 political
 subdivisions               325          0            0           0          0
Other                     1,377          0            0           0          0
Amortized cost         $140,705    $68,822      $55,519     $22,229    $31,217
Estimated fair value   $141,077    $69,044      $55,946     $21,144    $31,303

     Maturities and weighted average yields of securities available-for-sale at December 31, 1997, segregated by contractual maturity, are illustrated below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                                                Maturing
                                          After One          After Five
                         Within           But Within         But Within           After
                        One Year          Five Years         Ten Years          Ten Years             Total
                    Amount   Yield     Amount   Yield      Amount   Yield      Amount   Yield     Amount   Yield
                                                                    (Dollars in Thousands)


U.S. Treasury
 Notes             $4,487   5.82%   $ 8,012   6.47%     $   --       --%      $ --    --%$      12,499     6.24%
U.S. Government
  Agencies         1,000    5.76      6,996    6.61       24,971     6.91        --    --        32,967     6.80
Mortgage-backed
 securities           --      --     14,167    6.49       18,359     6.64      61,011  6.82      93,537     6.73
States and political
  subdivisions        --      --        --       --          325     6.78       --     --           325     6.78
Other                  --     --        --       --           --      --        1,377  7.45       1,377     7.45
Total amortized
 cost              $5,487   5.81%    $29,175   6.52%     $43,655    6.79%      $62,388 6.83%   $140,705     6.70%

<TABLE\>









     Realized gains (losses) from the sale of securities available-for-sale were $84,000, ($45,000), and $71,000 for 1997,
1996, and 1995, respectively.

Deposits

     The Bank's deposit base is its primary source of funds.  The
Bank offers a broad range of deposit products, including non-interest bearing demand deposits, savings, money market and interest bearing demand accounts, and certificates of deposit.

     The December 31, 1997 total deposit balance of $518,238,000 represents an increase of $33,165,000 or 6.8% from the December
31, 1996 balance of $485,073,000. The most significant component of this increase was reflected in time deposits, which were $17,839,000 higher at December 31, 1997 than at December 31,
1996. The majority of this increase was in certificates of deposits with terms of 9 months and 15 months.

     Average total deposits were $504,277,000 for 1997, an increase of $47,200,000 or 10.3% over average total deposits of $457,077,000 for 1996.

     Average demand deposits were $100,055,000 for 1997, an increase of $2,858,000 or 2.9% over the prior year. Demand deposit growth occurred primarily in small business checking accounts.

     Average savings, money market and interest bearing demand accounts declined $8,246,000 or 3.7% during 1997. This is attributable in part to the increased demand on the part of depositors for higher yielding investment alternatives. The average cost of savings, money market and interest bearing demand accounts was 2.22% for 1997, as compared to 2.20% for 1996.

     Time deposits under $100,000 averaged $96,429,000 for 1997, an increase of $12,352,000 or 14.7% over 1996. Most of this growth is reflected in time deposits with maturities of 9 months and 15 months. The average cost of time deposits under $100,000 was 5.17% for 1997, and increase of 15 basis points from the average cost of 5.02% for 1996.

     The average balance of time deposits of $100,000 or more increased $40,236,000 or 76.1% to $93,127,000 for 1997. The majority of these deposits, which usually bear maturities from thirty to ninety days, were from municipal government units within markets served by the bank, and served as alternatives to other sources of borrowed funds. The average cost of time deposits over $100,000 was 5.56% for 1997, an increase of 57 basis points from the average cost of 4.99% for 1996.








     Time deposits represented 46.9% of average total interest bearing deposits for 1997 as compared to 38.1% for 1996. This increase in higher costing deposits was a significant contributing factor to the overall increase in the cost of funds for 1997 as compared to 1996.

     The following table shows a breakdown of the average balances and average rates paid on the following deposit categories for each of the past three years:



                                                  Year Ended December 31,
                                1997                   1996                   1995
                         Average    Average     Average    Average     Average    Average
                         Balance      Rate      Balance      Rate      Balance      Rate
                                             (Dollars in thousands)

Non-interest bearing
 demand deposits           $100,055       - %     $ 97,197       - %      $ 95,264    -%
Savings, money market
 and interest  bearing
 demand deposits            214,666     2.22       222,912     2.20        221,749   2.21
Time deposits               189,556     5.37       136,968     5.01         98,790   5.07
Total average deposits     $504,277     2.96%     $457,077     2.57%      $415,803   2.38%

<TABLE\>


     The following is a breakdown of the maturity of time certificates of deposit and other time deposits in excess of $100,000 as of December 31, 1997 and December 31, 1996, respectively:

                                    1997                1996
                                      (Dollars in Thousands)

Under three months                $77,157             $71,160
Three to six months                 7,524               5,851
Six to twelve months                5,422               2,993
Over twelve months                    597               1,160
  Total                           $90,700             $81,164


Short-Term Borrowings

     Short-term borrowings represent Federal Home Loan Bank
(FHLB) advances and securities sold under agreements to repurchase, which are used to supplement the Bank's deposit base as a source of funding. The FHLB advances have remaining maturities of less than one year, while the securities sold under agreements to repurchase generally have terms ranging from one to thirty days. These balances increased $12,000,000 during 1997, primarily due to the Federal Home Loan Bank advances. The average balance of short-term borrowings increased to $4,885,000 for 1997 and the average cost of short-term borrowings increased to 5.75%, both increases attributable primarily to the Federal
Home Loan Bank advances.

    Short-term borrowings at December 31 consisted of the following (dollars in thousands):

      1997                         1996
Securities sold under
 agreements to repurchase         $ 1,000            $1,000
Federal Home Loan Bank
 advances                          12,000                 0
                                  $13,000            $1,000

     Information regarding the levels of short-term borrowings for each of the past three years is as follows:

                               December 31,
                      1997               1996        1995
                             (Dollars in Thousands)
Balance, end of year  $13,000        $ 1,000       $   782
Maximum outstanding
  during the year
  at any month end    $13,000        $ 1,282       $21,345
Average interest
  rate, end of year     5.88%          4.95%        5.69%
Average outstanding
  during the year     $ 4,885        $ 1,149       $ 2,808
Average interest
 rate for the year      5.75%          5.05%        6.02%

The average amounts outstanding were computed from daily averages and the average interest rates for the period were computed by dividing the respective interest expense by the average balance outstanding.

Long Term Debt

     Long term debt of $9,000,000 at December 31, 1997 represents
Federal Home Loan Bank advances with remaining maturities of greater than one year. This debt represents a series of nine
$1,000,000 advances with interest rates ranging from 6.16% to 6.28%, and maturities from January 29, 1999 to September 30,
1999. The advances are secured by residential mortgages and securities under a blanket collateral agreement.

Company-Obligated Mandatorily Redeemable Cumulative Trust
Preferred Securities of a Subsidiary Trust Holding Solely Junior
Subordinated Debentures of the Company (9.5% Cumulative Trust
Preferred Securities).

    On June 30, 1997, $11.5 million of 9.5% Cumulative Trust
Preferred Securities were issued by BNB Capital Trust, a Delaware statutory business trust formed and wholly-owned by Bancorporation. The net proceeds from this issuance were invested in Bancorporation in exchange for Bancorporation's junior subordinated debentures. The sole asset of BNB Capital
Trust, the obligor on the 9.5% Cumulative Trust Preferred
Securities, is $11,855,670 principal amount of 9.5% Junior
Subordinated Debentures of Bancorporation due June 30, 2027.
Bancorporation has entered into several contractual arrangements for the purpose of fully and unconditionally supporting BNB
Capital Trust's payment of distributions on, payments on any redemption of, and any liquidation distribution with respect to, the 9.5% Cumulative Trust Preferred Securities. These contractual arrangements constitute a full and unconditional guarantee by Bancorporation of BNB Capital Trust's obligations under the 9.5% Cumulative Trust Preferred Securities.

     The proceeds have been used by Bancorporation to fund stock repurchases and for general corporate purposes as well as to meet debt service obligations pursuant to the junior subordinated debentures. Additionally, some of the proceeds have been invested in both long-term and short-term securities with yields substantially less than the cost of the 9.5% Cumulative Trust
Preferred Securities.  The cost of the 9.5% Cumulative Trust
Preferred Securities has contributed to the increase in the cost of funds and a reduction of the net interest margin during 1997.
The $11,500,000 of 9.5% Cumulative Trust Preferred Securities qualified as regulatory Tier 1 Capital at December 31, 1997.

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

     Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents
(including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of December 31, 1997 and 1996.

                                Dec. 31, 1997    Dec. 31, 1996

Cash and cash equivalents
  and securities maturing in
  one year to total assets           11.3%             14.9%
Net loans to total deposits          60.9%             57.4%








     The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities.
During 1997, cash and cash equivalents decreased by $17,624,000, primarily to fund growth in the loan and securities portfolios.

     Net cash provided by operating activities was $8,719,000 for 1997, representing primarily the results of operations adjusted for depreciation, amortization and the provision for possible loan losses.

     Net cash used in investing activities was $86,524,000, which was used primarily to fund the growth in the loan and the securities portfolio.

     Net cash provided by financing activities was $60,181,000, reflecting increases in short-term and long-term debt, the issuance of 9.5% Cumulative Trust Preferred Securities and increases in deposits, partially offset by the payment of dividends to shareholders and the purchase of Treasury Stock.

     To assist in the management of its liquidity, the Bank had available $26,318,000 in lines of credit for overnight borrowing with correspondent banks and the Federal Home Loan Bank, which lines were not in use at December 31, 1997.

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

     Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1997, retained earnings of the Bank of $9,765,000 are available for payment of dividends to the parent company without regulatory approval.

     Additionally, at December 31, 1997, Bancorporation had available $5,212,000 of cash and interest bearing balances with banks for the purpose of paying future dividends, interest and operating costs. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make interest or dividend payments and may be required to seek other sources of capital and liquidity, if available.

Market Risk

     The Company does not have assets held for trading purposes, and does not currently use derivatives to manage market risk.

     Market risk is the risk of loss from changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates.

     The Company's interest rate risk management is the responsibility of the Company's Asset/Liability Committee. Tools used by the Asset/Liability Committee to monitor interest rate risk include the GAP report and an interest rate shock simulation report (See "Interest Rate Sensitivity").

     The table below represents in tabular form the contractual balances of the Company's on balance sheet financial instruments, categorized by expected maturity dates, and the instruments' fair values at December 31, 1997. Expected maturities are contractual maturities adjusted for repayments, and, where prepayment information is available, prepayments of principal.

     The Company uses certain assumptions to estimate fair values and expected maturities.

     Expected maturities for loans reflect contractual maturities adjusted for projected scheduled repayments. Investment securities reflect contractual maturities adjusted for prepayments, which prepayments reflect the most recent three month prepayment speeds. Deposits, other than time deposits, reflect decay rates based upon industry accepted assumptions.
Time deposits, short term borrowings, long term debt and 9.5%
Cumulative Trust Preferred Securities reflect contractual maturities.

     The fair value of federal funds sold approximates book value due to the short maturity. The fair value of investment securities is based on quotations from security dealers. The fair value of loans are estimated using the discounted value of future cash flows expected to be received using estimated market discount rates. The fair value of savings, money market and interest bearing demand accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of short-term borrowings and long-term debt is estimated by discounting the cash flows through maturity based upon current rates offered for similar instruments with similar maturities. The fair value of the 9.5% Cumulative Trust
Preferred Securities is estimated by discounting the cash flows through maturity based upon current rates for similar Trust
Preferred Securities.








TABLE OF MARKET RISK SENSITIVE INSTRUMENTS

Expected Maturity/Principal Repayments as of December 31, 1997
(Dollars in Thousands)

                                                                              Fair
                 1998     1999      2000     2001    2002    Beyond   Total   Value

INTEREST
SENSITIVE
ASSETS

Federal funds    $37,300  $ --      $ --     $ --    $ --    $ --     $37,300   $37,300
 Weighted average
 interest rate     5.42%    --        --       --      --      --       5.42%     5.42%
Investment
 securities       43,075  35,979    34,734   20,934  16,489   54,824  206,035   206,280
 Weighted average
  interest rate    6.42%   6.58%     6.16%    6.51%   6.59%    6.75%    6.47%     6.48%
Fixed loans       55,534  24,540    11,725    9,973   9,536   39,331  150,639   150,444
 Weighted average
  interest rate    9.00%   9.04%     9.70%    8.53%   8.60%    8.51%    8.77%     8.54%
Variable loans    38,746  15,359    10,762   11,496  11,648   84,102  172,113   174,582
 Weighted average
  interest rate    9.69%   9.26%     9.41%    9.28%   9.26%    8.59%    8.95%     8.37%

INTEREST
SENSITIVE
LIABILITIES

Savings, money
market and
interest
bearing
demand
deposits         83,755   36,678    36,678   36,678  36,678    --     230,467   231,226

 Weighted
average
interest rate      2.44%   2.44%     2.44%    2.44%   2.44%    --       2.44%     2.29%
Time deposits    178,217   3,490     1,744      510     276      480  184,717   184,961
 Weighted
average
interest rate      5.37%   5.32%     5.78%    5.44%   5.70%    3.24%    5.37%     5.23%

Short-term
borrowings        13,000     --       --       --      --      --      13,000    13,037
 Weighted
average
interest rate      5.87%     --       --       --      --      --       5.87%     5.66%

Long-term debt      --     9,000      --       --      --      --       9,000     9,065

 Weighted
average
interest rate       --     6.22%      --       --      --      --       6.22%     5.72%

9.5% Cumulative
Trust Preferred
Securities          --       --       --        --       --   11,500   11,500    12,269

 Weighted
average
interest rate       --       --       --       --      --      9.50%    9.50%     8.28%

<TABLE\>



      Because of assumptions used to estimate fair values and expected maturities, actual future changes in fair value could differ from those reflected in the table.

Interest Rate Sensitivity

     Management of interest rate sensitivity involves matching the maturity and repricing dates of interest-earning assets with those of interest-bearing liabilities in an effort to reduce the impact of fluctuating net interest rates on net interest margins and to promote consistent growth of net interest income during periods of changing interest rates.

     The Company's Asset/Liability Committee (the "Committee") meets regularly to establish, communicate, coordinate and control asset/liability management procedures. The purpose of the Committee is to monitor the volume and mix of the Company's interest sensitive assets and liabilities consistent with the Company's overall liquidity, capital, growth, risk and profitability goals.

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

     The table below indicates as of December 31, 1997 the time period in which interest-earning assets and interest-bearing liabilities are scheduled to mature or reprice in accordance with their contractual terms.




                                               After         After        After
                                               Three          Six          One
                                    Three      Through      Through      Through
                                   Months       Six         Twelve        Five        After
                                   Or Less     Months       Months       Years       Five Years      Total
                                                            (Dollars in Thousands)

INTEREST SENSITIVE ASSETS
Investment securities             $  2,231      $     0      $47,732      $ 93,873      $ 62,571    $206,407
Loans                              110,592       11,050       16,429        59,466       125,215     322,752
Federal funds sold                  37,300            0            0             0             0      37,300
Total interest sensitive assets   $150,123      $11,050      $64,161      $153,339      $187,786    $566,459

INTEREST SENSITIVE LIABILITIES

Savings, money market
 and interest
 bearing demand
 accounts                         $27,919      $27,918      $27,918      $146,712      $      0    $230,467
Time deposits                     109,929       35,098       33,190         6,020           480     184,717
Short term borrowings               4,000        3,000        6,000             0             0      13,000
Long term debt                          0            0            0         9,000             0       9,000
9.5% cumulative trust
 preferred securities                   0            0            0             0        11,500      11,500

Total interest sensitive liabilities
                                $141,848      $66,016     $ 67,108      $161,732      $ 11,980    $448,684
Sensitivity gap                 $  8,275      $(54,966)   $ (2,947)     $ (8,393)     $175,806    $117,775
Gap as a percentage of
  total assets                     1.38%        -9.14%       -0.49%        -1.39%        29.22%
Cumulative sensitivity gap       $ 8,275       $(46,691)   $ (49,638)     $(58,031)    $117,775
Cumulative gap as a
 percentage of total assets        1.38%        -7.76%      -8.25%         -9.65%       19.57%
Cumulative sensitivity ratio     105.83%        77.54%      81.95%         86.71%      126.25%

<TABLE\>


     At December 31, 1997, the Company had a one year cumulative negative gap of 8.3%. This negative one year gap position may, as noted above, have a negative impact on earnings in a rising interest rate environment.

     This interest sensitivity table is not a complete picture of the possible effect of interest rate changes on net interest income for various reasons, among them: the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year; changes in the general level of interest rates will not affect all categories of assets and liabilities equally or simultaneously; and the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets. Additionally, the calculation of these interest sensitivity gap positions involves certain assumptions as to the repricing period of interest earning assets and interest bearing liabilities. These gap positions are significantly impacted by assumptions made as to the prepayments of loans and investment securities as well as to the repricing of deposit accounts. The significant assumptions used in the above table include: fixed rate loans reflect contractual maturities adjusted for projected scheduled repayments; investment securities reflect contractual maturities adjusted for prepayments on mortgage backed securities, which prepayments reflect the most recent three month prepayment speeds; deposits, other than time deposits, reflect decay rates based upon industry accepted assumptions; and time deposits, short-term borrowings and long term debt reflect contractual maturities. The impact of actual repayments, repricings and changes in interest rates may differ from that indicated in the table above. Consequently, these static measurements are best used as early indicators of potential interest rate exposure.

     The Company also uses simulation modeling techniques which apply alternative interest rate scenarios to forecasts of future business activity. The results of such simulation modeling techniques may differ from the implications derived from the interest sensitivity gap analysis, and the use of such simulation modeling techniques provides further assistance to management in its efforts to achieve earnings growth in varying interest rate environments.

     The Company currently does not use derivatives to manage interest rate risk.

Shareholders' Equity

     Shareholders' equity of $39,231,000 at December 31, 1997 was
$873,000 or 2.3% higher as compared to December 31, 1996. The ratio of average total equity to average total assets was 6.9% for 1997 compared to 7.2% for 1996. Book value per common share increased to $8.33 at December 31, 1997 from $7.82 at December
31, 1996.

     During 1997, the Company purchased an additional 237,000 shares of treasury stock at a cost of $4,053,000.

     The Company and its bank subsidiary are subject to various regulatory capital requirements. Capital adequacy for the Company is measured against guidelines established by the Federal
Reserve Board.

     The Bank is subject to generally similar capital requirements adopted by the OCC.

     For information on regulatory capital, see Note 15 of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements and Other Matters

     Statement of Financial Accounting Standards No. 128,
"Earnings per Share" ("SFAS 128") establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted and requires restatement of all prior-period EPS data presented.








     The Company has adopted SFAS 128 and has made the required disclosures, including restatement of all prior-period EPS data presented, in the Consolidated Statements of Income and the accompanying Notes to the Consolidated Financial Statements.

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS
131 requires public companies to report information about business segments in their annual financial statements and selected business segment information in quarterly reports issued to shareholders. SFAS 131 requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. This statement supersedes SFAS 14, "Financial
Reporting for Segments of a Business Enterprise". SFAS 131 is effective for fiscal years beginning after December 15, 1997.

Year 2000

     In 1997, Broad National Bank conducted a review of its computer systems to determine the systems that would be affected by the Year 2000 issue. A steering committee comprised of Senior
Management has been formed to ensure that adequate resources are allocated to this project and to monitor the progress and testing of the Year 2000 transition.

     The Bank's primary computer applications are handled by an outside processor. To date, the Bank has received confirmation that this processor has developed a plan of action for the testing and implementation of Year 2000 enhancements. The Bank will use internal resources to identify and test all vendor applications for Year 2000 compliance. Testing is scheduled to begin June 1998 and be completed by March 1999. The Bank does not expect the costs associated with the Year 2000 transition to be material.








     Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve risks and uncertainties, including risks and uncertainties associated with quarterly fluctuations in results, the impact of changes in interest rates on the Bank's net interest income, the quality of the Bank's loans and other assets and the credit risk associated with lending activities, the fluctuations in the general economic and real estate climate in the Bank's primary market area of New Jersey, the impact of competition from other banking institutions and financial service providers and the increasing consolidation of the banking industry, the enforcement of federal and state bank regulations and the effect of changes in such regulations, and other risks and uncertainties detailed from time to time in the Company's SEC reports. Actual results may vary materially from those expressed in any forward-looking statements herein.

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

ECONOMIC CONDITIONS IN BANCORPORATION'S PRIMARY MARKET AREA

     The profitability of Bancorporation is dependant on the profitability of its subsidiary, Broad National Bank, which is a national banking association operating out of New Jersey. The
Bank's financial condition is affected by fluctuations in the economic conditions prevailing in that portion of New Jersey in which the Bank's banking operations are located. Accordingly, the financial conditions of both the Bank and Bancorporation would be adversely affected by deterioration in the general economic and real estate climate in the State of New Jersey. The
Bank's business is also subject to fluctuations in interest rates, national and local economic conditions, monetary and regulatory policies and consumer and institutional confidence in the Bank. The fluctuations are neither predictable nor controllable and may have materially adverse consequences upon the operations and financial condition of the Bank and Bancorporation in the future even if other favorable events occur.

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

ASSET QUALITY AND LENDING RISKS

     Success in the banking industry largely depends on the quality of loans and other assets. The Bank's loan officers are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. The Bank's failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of the Bank and Bancorporation. There is a degree of credit risk associated with any lending activity. Bancorporation attempts to minimize its credit risk through loan diversification. Although Bancorporation's loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in New Jersey. Therefore, the loan portfolio is susceptible to factors affecting the New Jersey area and the level of non-performing assets is heavily dependant upon local conditions. See "Economic Conditions in Bancorporation's Primary
Market Area." There can be no assurance that the level of Bancorporation's non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of the Bank and Bancorporation.








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

     In addition to the competition from rival banking companies, the Bank faces competition from non-bank institutions including:
finance companies; mortgage lenders; small loan companies; credit unions; insurance companies; and a variety of other financial service and advisory companies. The stock market, mutual funds, and other non-federally insured investments also compete with the Bank for customer deposits. The Bank may face more intense competition from these and other non-banking industries and investments in the future. A failure of the Bank to be competitive could have a materially adverse effect on the Bank and Bancorporation.








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

YEAR 2000 COMPLIANCE

     The Company's Year 2000 steering committee has been designated to monitor the progress and testing of the action plan for Year 2000 compliance, with the objective of ensuring that all computerized systems and software programs are capable of functioning in the next century. The Company anticipates that the incremental cost of ensuring that its computer systems are Year 2000 compliant may be significant but is not anticipated to be material to its business, financial condition or results of operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a materially adverse effect on the Bank and the Company.

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








ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

     The Company does not have assets held for trading purposes, and does not currently use derivatives to manage market risk.

     Market risk is the risk of loss from changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates.

     The Company's interest rate risk management is the responsibility of the Company's Asset/Liability Committee. Tools used by the Asset/Liability Committee to monitor interest rate risk include the GAP report and an interest rate shock simulation report (See "Interest Rate Sensitivity").

     The table below represents in tabular form the contractual balances of the Company's on balance sheet financial instruments, categorized by expected maturity dates, and the instruments' fair values at December 31, 1997. Expected maturities are contractual maturities adjusted for repayments, and, where prepayment information is available, prepayments of principal.

     The Company uses certain assumptions to estimate fair values and expected maturities.

     Expected maturities for loans reflect contractual maturities adjusted for projected scheduled repayments. Investment securities reflect contractual maturities adjusted for prepayments, which prepayments reflect the most recent three month prepayment speeds. Deposits, other than time deposits, reflect decay rates based upon industry accepted assumptions.
Time deposits, short term borrowings, long term debt and 9.5%
Cumulative Trust Preferred Securities reflect contractual maturities.

     The fair value of federal funds sold approximates book value due to the short maturity. The fair value of investment securities is based on quotations from security dealers. The fair value of loans are estimated using the discounted value of future cash flows expected to be received using estimated market discount rates. The fair value of savings, money market and interest bearing demand accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of short-term borrowings and long-term debt is estimated by discounting the cash flows through maturity based upon current rates offered for similar instruments with similar maturities. The fair value of the 9.5% Cumulative Trust
Preferred Securities is estimated by discounting the cash flows through maturity based upon current rates for similar Trust
Preferred Securities.








TABLE OF MARKET RISK SENSITIVE INSTRUMENTS

Expected Maturity/Principal Repayments as of December 31, 1997
(Dollars in Thousands)

                                                                              Fair
                 1998     1999      2000     2001    2002    Beyond   Total   Value

INTEREST
SENSITIVE
ASSETS

Federal funds    $37,300  $ --      $ --     $ --    $ --    $ --     $37,300   $37,300
 Weighted average
 interest rate     5.42%    --        --       --      --      --       5.42%     5.42%
Investment
 securities       43,075  35,979    34,734   20,934  16,489   54,824  206,035   206,280
 Weighted average
  interest rate    6.42%   6.58%     6.16%    6.51%   6.59%    6.75%    6.47%     6.48%
Fixed loans       55,534  24,540    11,725    9,973   9,536   39,331  150,639   150,444
 Weighted average
  interest rate    9.00%   9.04%     9.70%    8.53%   8.60%    8.51%    8.77%     8.54%
Variable loans    38,746  15,359    10,762   11,496  11,648   84,102  172,113   174,582
 Weighted average
  interest rate    9.69%   9.26%     9.41%    9.28%   9.26%    8.59%    8.95%     8.37%

INTEREST
SENSITIVE
LIABILITIES

Savings, money
market and
interest
bearing
demand
deposits         83,755   36,678    36,678   36,678  36,678    --     230,467   231,226

 Weighted
average
interest rate      2.44%   2.44%     2.44%    2.44%   2.44%    --       2.44%     2.29%
Time deposits    178,217   3,490     1,744      510     276      480  184,717   184,961
 Weighted
average
interest rate      5.37%   5.32%     5.78%    5.44%   5.70%    3.24%    5.37%     5.23%

Short-term
borrowings        13,000     --       --       --      --      --      13,000    13,037
 Weighted
average
interest rate      5.87%     --       --       --      --      --       5.87%     5.66%

Long-term debt      --     9,000      --       --      --      --       9,000     9,065

 Weighted
average
interest rate       --     6.22%      --       --      --      --       6.22%     5.72%

9.5% Cumulative
Trust Preferred
Securities          --       --       --        --       --   11,500   11,500    12,269

 Weighted
average
interest rate       --       --       --       --      --      9.50%    9.50%     8.28%

<TABLE\>









      Because of assumptions used to estimate fair values and expected maturities, actual future changes in fair value could differ from those reflected in the table.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page

Independent Auditors' Report as of December 31, 1997
     and 1996 and for the years ended December 31, 1997,
     1996 and 1995                                             64

Consolidated Statements of Condition as of December 31,
     1997 and 1996                                             65

Consolidated Statements of Income for each of the years
     ended December 31, 1997, 1996 and 1995                    66

Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 1997, 1996 and 1995      68

Consolidated Statements of Cash Flows for each of the
     years ended December 31, 1997, 1996 and 1995              69

Notes to Consolidated Financial Statements                     70


All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or the notes thereto.








INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors of Broad National Bancorporation:

     We have audited the accompanying consolidated statements of condition of Broad National Bancorporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended
December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broad National Bancorporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                        /s/ KPMG Peat Marwick LLP


Short Hills, New Jersey
January 15, 1998









Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 1997 and 1996
(Dollars in thousands, except share amounts)

                                           1997          1996

ASSETS
CASH AND DUE FROM BANKS (Note 12)         $ 21,933      $ 19,782
FEDERAL FUNDS SOLD                          37,300        57,075
CASH AND CASH EQUIVALENTS                   59,233        76,857
SECURITIES HELD-TO-MATURITY
 (aggregate market value $65,203
  and $89,482, respectively) (Note 2)       65,330        90,170
SECURITIES AVAILABLE-FOR-SALE (Note 2)     141,077        69,044
LOANS, net of deferred loan fees
  (Note 3)                                 322,528       287,116

  LESS - Allowance for possible
    loan losses (Note 4)                     6,974         8,531
    NET LOANS                              315,554       278,585
PREMISES AND EQUIPMENT, net (Note 5)         8,991         8,888
ACCRUED INTEREST RECEIVABLE                  4,020         3,351
OTHER ASSETS (Note 6)                        7,464         6,720
TOTAL ASSETS                              $601,669      $533,615

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
  Non-interest bearing demand             $103,054      $100,945
  Savings, money market and
   interest bearing demand                 230,467       217,250
  Time deposits less than $100,000          94,017        85,714
  Time deposits of $100,000 or more         90,700        81,164
        Total deposits                     518,238       485,073
SHORT-TERM BORROWINGS (Note 9)              13,000         1,000
LONG-TERM DEBT (Note 10)                     9,000             0

COMPANY-OBLIGATED MANDATORILY
    REDEEMABLE CUMULATIVE TRUST
    PREFERRED SECURITIES OF A
    SUBSIDIARY TRUST HOLDING
    SOLELY JUNIOR SUBORDINATED
    DEBENTURES OF BANCORPORATION
    (Note 11)                               11,500             0

ACCRUED TAXES, INTEREST AND
    OTHER LIABILITIES (Note 7)              10,700         9,184
 TOTAL LIABILITIES                         562,438       495,257
COMMITMENTS AND CONTINGENCIES
    (Notes 2, 3 and 12)
SHAREHOLDERS' EQUITY (Notes 13,
    14 and 15)
Common stock, $1 par value,
    authorized 10,000,000 shares
    in 1997 and 5,500,000 shares
    in 1996; issued: 1997,
    4,948,921 shares; 1996,
    4,677,188 shares                         4,949         4,677
Capital surplus                             30,996        26,589
Retained earnings                            7,153         7,004
Common stock in treasury,
    at cost: 242,000 shares
    in 1997 and 5,000 shares in 1996        (4,111)         (58)
Unrealized gain on securities
  available-for-sale, net                      244           146
  TOTAL SHAREHOLDERS' EQUITY                39,231        38,358

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                      $601,669      $533,615

The accompanying notes to the consolidated financial statements are an integral part of these statements.









Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1997, 1996 and 1995
(In thousands, except per share amounts)


                                        1997    1996     1995
  INTEREST INCOME
  Interest and fees on loans
   (Note 3)                           $26,935  $24,190   $24,337
  Interest on securities
    held-to-maturity
   Taxable                              5,152    4,667     5,071
   Tax exempt                              61       49        55
  Interest on securities
    available-for-sale                  5,894    3,689     1,682
  Interest on federal funds sold        2,813    2,567     2,253
   TOTAL INTEREST INCOME               40,855   35,162    33,398
INTEREST EXPENSE
   Interest on savings and
        interest bearing
       demand deposits                  4,756    4,899     4,900
   Interest on time certificates of
       deposit of $100,000 or more      5,182    2,639     1,040
    Interest on other time deposits     4,990    4,222     3,973
   Interest on short-term borrowings      281       58       169
   Interest on 9.5% Cumulative Trust
        Preferred Securities              546        0         0
   Interest on long-term debt             175        0         0
   TOTAL INTEREST EXPENSE              15,930   11,818    10,082
   NET INTEREST INCOME                 24,925   23,344    23,316
PROVISION FOR POSSIBLE LOAN LOSSES
    (Note 4)                            1,800    1,350       720
NET INTEREST INCOME AFTER PROVISION FOR
 POSSIBLE LOAN LOSSES                  23,125   21,994    22,596
NON-INTEREST INCOME
 Service charges on deposit accounts    5,945    5,370     3,515
 Other income                           1,085    1,231       887
 Gain (loss) on sale of securities
    available-for-sale (Note 2)            84      (45)       71
 Gain on sale of loans                      3        0        18
 TOTAL NON-INTEREST INCOME              7,117    6,556     4,491
NON-INTEREST EXPENSES
 Salaries and wages                     8,000    7,896     7,735
 Employee benefits (Note 7)             2,094    2,486     2,255
 Occupancy expense (Note 12)            2,009    1,923     1,975
 Furniture and equipment expense        1,167    1,090     1,213
 Advertising                              589      406       425
 Data processing fees                   1,083    1,070     1,086
 Legal fees                               747      858       547
 Professional fees                      1,133    1,307       819
 Insurance                                287      413       415
 Postage, delivery and communication      721      675       624
 FDIC and OCC assessments                 182      112       567
 Other real estate (income) expense      (219)     202        99
 Other expenses                         1,756    1,411     1,776
    TOTAL NON-INTEREST EXPENSES        19,549   19,849    19,536









Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1997, 1996 and 1995
(In thousands, except per share amounts)


                                       1997     1996     1995

INCOME BEFORE INCOME TAXES            $10,693  $8,701    $7,551
PROVISION FOR INCOME TAXES (Note 6)     4,282   3,428     3,131
NET INCOME                            $ 6,411  $5,273    $4,420
NET INCOME APPLICABLE TO
    COMMON STOCK (Note 13)            $ 6,411  $5,273    $3,840
AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (Note 13)
     BASIC                              4,788   4,789     3,407
     DILUTED                            4,957   4,998     4,959
EARNINGS PER COMMON SHARE (Note 13)
    BASIC                               $1.34   $1.10     $1.13
    DILUTED                             $1.29   $1.06     $0.89



The accompanying notes to the consolidated financial statements are an integral part of these statements.









Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1997, 1996, and 1995
(In thousands, except per share amounts)
                                                                                                   Unrealized
                                                                                                      Gain
                                                                                                    (Loss) On
                             Number                                                                 Securities
                           Of Common Preferred   Preferred   Common  Capital   Retained   Treasury  Available-
                            Shares   Stock-1985  Stock-1992  Stock   Surplus   Earnings    Stock    for-Sale, Net  Total

BALANCE, DECEMBER 31,
  1994                       2,883     $171        $653      $2,883  $23,213    $4,062      --        $(716)     $30,266
NET INCOME - 1995              --       --          --          --       --      4,420      --           --        4,420
CONVERSION OF 1992
 PREFERRED STOCK               173      --          (90)        173     (83)       --       --           --          --
EXERCISE OF STOCK
  OPTIONS                        3      --          --            3      15        --       --          --           18
CASH DIVIDENDS DECLARED
 COMMON STOCK-$0.17 PER
   SHARE                        --      --          --           --     --       (595)     --           --         (595)
 PREFERRED STOCK - 1992
   - $0.85 PER SHARE            --      --          --           --     --       (521)     --           --         (521)
 PREFERRED STOCK - 1985
   - $3.42 PER SHARE            --      --          --           --     --        (59)     --           --          (59)
NET CHANGE IN UNREALIZED
  GAIN (LOSS) ON SECURITIES
  AVAILABLE-FOR-SALE, NET       --      --           --          --      --         --     --          1,000       1,000
BALANCE, DECEMBER 31, 1995   3,059     $171         $563       $3,059  $23,145   7,307     --         $  284     $34,529
NET INCOME - 1996               --      --           --          --      --      5,273     --            --        5,273
REDEMPTION OF 1985
 PREFERRED STOCK                        (2)          --          --         (6)     --     --            --          (8)
CONVERSION OF 1985
  PREFERRED STOCK              110     (169)         --         110         59      --     --            --         --
REDEMPTION OF 1992
  PREFERRED STOCK               --       --          (4)         --        (35)     (5)    --            --         (44)
CONVERSION OF 1992
  PREFERRED STOCK            1,067       --        (559)      1,067       (508)     --     --             --         --
EXERCISE OF STOCK OPTION        16       --          --          16         82      --     --             --         98
EFFECT OF 10% STOCK
  DIVIDEND                     425       --          --         425      3,852   (4,277)   --             --         --
CASH DIVIDENDS DECLARED
  COMMON STOCK - $0.27
  PER SHARE                     --       --          --          --        --    (1,294)   --             --     (1,294)
PURCHASE OF TREASURY STOCK      --       --          --          --        --      --     (58)            --        (58)
NET CHANGE IN UNREALIZED
  GAIN (LOSS) ON SECURITIES
  AVAILABLE-FOR-SALE, NET       --       --          --          --        --      --      --           (138)      (138)
BALANCE, DECEMBER 31, 1996   4,677     $  0        $  0       $4,677   $26,589   7,004   $ (58)         $146     $38,358
NET INCOME - 1997               --       --          --          --              6,411     --             --       6,411
EXERCISE OF STOCK OPTIONS       48       --          --           48       260     --      --                        308
EFFECT OF 5% STOCK DIVIDEND    224       --          --          224     4,147  (4,371)    --             --        --
CASH DIVIDENDS DECLARED
  COMMON STOCK - $0.41
  PER SHARE                     --       --          --           --        --  (1,891)    --             --     (1,891)
PURCHASE OF TREASURY STOCK      --       --          --           --        --     --   (4,053)           --     (4,053)
NET CHANGE IN UNREALIZED
 GAIN (LOSS) ON SECURITIES
 AVAILABLE-FOR-SALE, NET        --       --          --           --        --      --      --             98        98
BALANCE, DECEMBER 31, 1997    4,949    $  0       $    0       $4,949    $30,996  $7,153  $(4,111)       $244   $39,231

The accompanying notes to the consolidated financial statements are an integral part of these statements.

<TABLE\>
                                                          FS-4








Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(In thousands)

                                  1997           1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                    $   6,411   $  5,273   $ 4,420
    Adjustments to reconcile
      net income to net cash
      provided by (used in)
      operating activities
    Depreciation and amortization     1,329      1,229     1,185
    Amortization of securities
      premium, net                      655        709       440
    Amortization of deferred
      points and fees and deferral
      of loan origination costs        (393)      (297)    (571)
Provision for possible loan
      losses                          1,800      1,350       720
    Deferred tax (benefit)
     provision                         (220)      (392)      899
    Increase (decrease)in
      accrued taxes, interest,
      and other liabilities           1,515     (7,009)    9,472
    (Gain) loss on sale of
      securities available-
     for-sale                           (84)        45      (71)
    (Gain) on sale of loans              (3)         0      (18)
    (Gain) loss on the sale of
      other real estate owned          (343)        96        23
    (Increase) decrease in
      accrued interest receivable      (669)      (532)       41
    Other assets, net                (1,279)      (747)  (3,040)
    Net cash provided by (used in)
      operating activities        $   8,719   ($   275)  $13,500

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from the sale of
     other real estate owned      $     890   $    292   $   308
    Net (increase) decrease in
     loan balances                  (38,558)   (19,909)    1,144
    Proceeds from the sale of
      loans                             181          0     1,432
    Proceeds from the maturities of
      securities held-to-maturity    31,211     14,745     8,936
   Purchase of securities
     held-to-maturity                (6,716)   (44,986) (17,722)
    Proceeds from the maturities
      of securities available-
     for-sale                        15,814     15,795     1,846
   Proceeds from the sale of
      securities available-
     for-sale                        25,910     17,103    18,896
   Purchase of securities
     available-for-sale            (113,824)   (46,623) (16,093)
    Capital expenditures             (1,432)      (699)  (1,077)
  Net cash used in investing
    activities                    $ (86,524)  $(64,282) $(2,330)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in time deposits $  17,839   $ 59,462   $32,028
    Net increase (decrease) in
      demand deposits, savings,
      money market and interest
      bearing demand deposits        15,328     (4,070)    6,187
   Net increase in short term
      borrowings                     12,000        218       605
   Dividends paid                    (1,741)    (1,294)   (1,175)
   Issuance of 9.5% Cumulative
    Trust Preferred Securities       11,500          0         0
   Increase in long-term debt         9,000          0         0
   Issuance of Common Stock             308         98         0
   Redemption of Preferred Stock          0        (52)        0
   Purchase of Treasury Stock        (4,053)       (58)        0
   Net cash provided by
    financing activities          $  60,181   $ 54,304   $37,645

NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS          (17,624)   (10,253)   48,815
CASH AND CASH EQUIVALENTS,
  beginning of year                  76,857     87,110    38,295
CASH AND CASH EQUIVALENTS,
  end of year                     $  59,233   $ 76,857   $87,110
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
   Cash paid during the year for
     Interest                     $  15,412   $ 11,939   $ 8,823
     Income taxes                     5,551      2,847     3,031
NONCASH OPERATING ACTIVITIES
   Transfer of loans to other
      real estate owned           $     311   $    458   $   702
   Transfer of securities
     held-to-maturity to
     securities available-
        for-sale                   $       0  $      0    $37,911


The accompanying notes to the consolidated financial statements are an integral part of these statements.
                                             FS-5










Broad National Bancorporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The more significant accounting policies not described elsewhere in these notes are as follows:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Broad National Bancorporation (the Company), its wholly owned subsidiaries BNB Capital Trust and Broad National Bank (the Bank) and the Bank's wholly owned subsidiaries, BNB Investment
Corporation, Broad National Realty Corporation and Bronatoreo.
All intercompany accounts and transactions have been eliminated.

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

     While management uses available information to recognize losses on loans and other real estate owned, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible losses on loans, and valuation of other real estate owned. Such agencies may require the Company to recognize additions to the allowance or changes in valuation based on their judgments of information available to them at the time of their examination.

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

     Securities in the available-for-sale category are those for which the Company does not have the positive intent and ability
to hold to maturity.   Available-for-sale securities are reported
at fair value.  Any unrealized appreciation or depreciation in the available-for-sale securities, net of tax effects, is
reported as a separate component of shareholders' equity.
Realized gains or losses on the sale of securities available-
for-sale are recognized using the specific identification method.

LOANS AND LOAN FEES

     Loans are stated at their principal amount outstanding, net of deferred loan fees and costs.

     Non-refundable fees and costs associated with originating or acquiring loans are deferred and amortized over the expected remaining life of the related loans by use of a method which approximates the level yield method.

     It is the policy of the Bank to discontinue the accrual of interest and reverse previously accrued but unpaid interest where interest or principal is more than 90 days past due or when other circumstances indicate that collection is questionable, unless the loans are adequately secured and in the process of collection. Income on these loans is recognized only in the period in which it is collected. A loan is returned to accrual status when it is brought current as to principal and interest and its future collectibility is assured.








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

     The Bank has identified the population of loans to be evaluated for impairment to be non-accrual loans and loans internally classified as substandard or below and in each instance above an established dollar threshold. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from impaired loans. The impaired loan portfolio is primarily collateral dependent. Impaired loans are assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of expected future cash flows.

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

NET INCOME PER SHARE

     On March 3, 1997, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards No.
128, "Earnings Per Share" ("SFAS 128"). SFAS 128 established new standards for the computation of earnings per share ("EPS") by simplifying the standards prescribed in APB Opinion No. 15.
Under the new requirements, the Company is required to present both basic and diluted EPS on the face of the income statement.
Basic EPS replaced the current EPS terminology and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. stock options). The
Company was required to adopt SFAS 128 for the period ended
December 31, 1997. All prior-period EPS data is restated as required.

     All share and per share amounts have been restated to reflect the 5% stock dividend declared in December 1997 and distributed in January 1998 and the 10% stock dividend distributed in October 1996.

STOCK COMPENSATION PLANS

     Prior to January 1, 1996, the Bank accounted for its stock option plans in accordance with the provisions of Accounting
Principles Board (APB) Opinion No. 25, "Accounting for Stock
Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Bank adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-
Based Compensation" (SFAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS
123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Bank has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, noninterest bearing amounts due from banks, and federal funds sold.

RECENT ACCOUNTING PRONOUNCEMENTS

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

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS
131 requires public companies to report information about business segments in their annual financial statements and selected business segment information in quarterly reports issued to shareholders. SFAS 131 requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. This statement supersedes SFAS 14, "Financial
Reporting for Segments of a Business Enterprise". SFAS 131 is effective for fiscal years beginning after December 15, 1997.








RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1997 presentation.


NOTE 2:  INVESTMENT SECURITIES

     The amortized costs, gross unrealized gains and losses and estimated fair values of securities held-to-maturity are as follows (in thousands):




                                             December 31
                                 1997                                 1996
                              Gross       Gross    Estimated    Gross     Gross     Estimated
               Amortized   Unrealized   Unrealized    Fair    Amortized  Unrealized  Unrealized      Fair
                 Cost       Gains       Losses        Value     Cost       Gains       Losses       Value



U.S. Government
Agencies        $13,149    $  1          $( 39)    $ 13,111     $33,862     $ 42       $ (177)     $33,727
Mortgage-Backed
  Securities     47,869     131           (233)       47,767     52,946       30         (591)      52,385
States and
  Political
  Subdivisions    1,683      13               0        1,696      1,182        8            0        1,190
Other Bonds          30       0               0           30         32        0            0           32
Total Debt
 Securities      $62,731   $ 145          $(272)     $62,604    $88,022      $80       $ (768)     $87,334
FRB and FHLB
  Stock            2,599      0               0        2,599      2,148        0            0        2,148
Total Securities
  Held-to-
  Maturity       $65,330   $ 145          $(272)     $65,203    $90,170      $80       $ (768)     $89,482

<TABLE\>

The amortized cost and estimated fair value of securities held-to-maturity at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Estimated
                                         Amortized       Fair
                                           Cost         Value
                                               (in Thousands)

Due in one year or less                 $ 3,321        $ 3,314
Due in one year through five years       32,139         31,958
Due after five years through ten years   19,386         19,427
Due after ten years                       7,885          7,905
Total Debt Securities                   $62,731        $62,604
FRB and FHLB Stock                        2,599          2,599
Total Securities Held-To-Maturity       $65,330        $65,203

     The amortized costs, gross unrealized gains and losses and estimated fair values of securities available-for-sale are as follows (in thousands):






                                                     December 31
                                 1997                                 1996
                             Gross         Gross    Estimated    Gross     Gross     Estimated
               Amortized   Unrealized   Unrealized    Fair    Amortized  Unrealized  Unrealized    Fair
                  Cost       Gains       Losses      Value     Cost       Gains       Losses       Value


U. S. Treasury
  Notes         $ 12,499      $120      $   0     $ 12,619       $12,513      $ 83       $ (1)     $12,595
U.S. Government
  Agencies        32,967        39        (63)      32,943         1,000         0         (4)         996
Mortgage Backed
  Securities      93,537       428       (154)      93,811        55,309       280        (136)      55,453

States and
  Political
  Subdivisions       325        10           0          335             0         0          0            0
Other              1,377         0          (8)       1,369             0         0          0            0
                $140,705      $597        $(225)   $141,077       $68,822      $363      $(141)     $69,044

<TABLE\>

     The amortized cost and estimated fair value of securities available-for-sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Estimated
                                        Amortized        Fair
                                           Cost          Value
                                             (in thousands)

Due in one year or less                 $  5,487       $  5,493
Due in one year through five years        29,175         29,371
Due after five years through ten years    43,655         43,681
Due after ten years                       62,388         62,532
                                        $140,705       $141,077

     Gross realized gains (losses) from the sale of securities available-for-sale were $149,000 and ($65,000) during 1997, $52,000 and ($97,000) during 1996 and $71,000 and ($0) during
1995.

     At December 31, 1997 and 1996, securities having a book value of $53,199,000 and $75,559,000 respectively, were pledged to secure lines of credit, letters of credit, public deposits and for other purposes as required by law.

NOTE 3:  LOANS

     Loans are summarized as follows (in thousands):

                                                                                                       December 31







                                        1997       1996
Real Estate loans
  Construction                      $ 10,844     $  5,990
  Secured conventional
    Residential                       78,654       72,791
    Nonresidential                   141,464      126,050
Commercial and industrial loans       82,524       73,171
Loans to individuals
  Automobile                           2,743        2,488
  Revolving credit                       290          315
  Other installment loans              5,543        5,538
All other loans                          690        1,021
Total loans                          322,752      287,364
Less deferred loan fees                 (224)        (248)
Total loans net of deferred
  loan fees                         $322,528     $287,116

     Non-performing loans and non-performing assets include the following (in thousands):

                                             December 31
                                       1997            1996
Non-accrual loans                    $ 3,891          $8,384
Accruing loans past due
  90 days or more                        931           1,349
Total non-performing loans           $ 4,822          $9,733
Restructured loans
  (excluding amounts
  classified as non-
  performing loans)                    1,619          3,934
Other real estate owned, net             648            841
Total non-performing assets          $ 7,089        $14,508

     If the non-accrual loans had continued to accrue interest in accordance with their original contract terms, interest income would have increased approximately $387,284, $710,500 and $689,000 in 1997, 1996 and 1995, respectively. No interest income was collected on these loans subsequent to their classification as non-accrual in 1997, 1996 and 1995.

     At December 31, 1997 and 1996, the recorded investment in impaired loans was $7,334,000 and $10,109,000, respectively. The related allowance for credit losses was $0 at December 31, 1997, and $500,000 at December 31, 1996. The impaired loan portfolio is primarily collateral dependent. The change in the allowance for impaired loans represented a recovery of $500,000 during 1997, as compared to a recovery of $270,000 during 1996. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was approximately $9,334,000 and $9,657,000, respectively. For the years ended December 31, 1997,
1996 and 1995 the Company recognized cash basis interest income on these impaired loans of $344,000, $265,500 and $70,000, respectively.

     All loans to directors, executive officers, significant shareholders and their related interests are current as to principal and interest payments at December 31, 1997. The following summarizes the activity for related party loans for the year ended December 31, 1997 (in thousands):

Balance, beginning of year                      $1,758
Additions                                          252
Payments                                           147
Balance, end of year                            $1,863

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

                                                   Contract or
                                                Notional Amount
Financial Instruments Whose Contract          at December 31,1997
Amounts Represent Credit Risk                      (in Thousands)

Commercial and standby letters of credit                $ 3,904
Outstanding loan commitments-fixed rate                 $16,259
Outstanding loan commitments-variable rate             $53,341

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

     The following summarizes the activity in the allowance for possible loan losses (in thousands):

                                      Year Ended December 31,
                                    1997        1996        1995

Balance, beginning of year        $ 8,531     $ 7,402     $ 7,602
Provisions charged to operations    1,800       1,350         720
Loans charged-off                 ( 3,958)     (1,264)    (2,123)
Recoveries of charged-off loans       601       1,043       1,203
Balance, end of year              $ 6,974     $ 8,531     $ 7,402


     The allowance for loan losses for Federal income tax purposes was $2,352,000 at December 31, 1997, $3,024,000 at
December 31, 1996 and $3,360,000 at December 31, 1995.

NOTE 5:
     PREMISES AND EQUIPMENT

     The detail of premises and equipment is as follows (in thousands):

                                           December 31
                                      1997             1996

Land                                $ 1,309          $ 1,309
Building                              8,653            8,550
Furniture and equipment               8,718            7,609
Leasehold improvements                4,203            4,058
                                    $22,883          $21,526
Less-Accumulated depreciation
  and amortization                   13,892           12,638
                                    $ 8,991          $ 8,888

NOTE 6:
     INCOME TAXES

     The provision for income taxes (benefit) comprises the following components (in thousands):








                                     Year Ended December 31
                              1997          1996          1995

Federal
  Current tax expense         $3,659        $3,124       $2,126
  Deferred tax (benefit)
   expense                      (187)         (334)         563
State
  Current tax expense            843           696          106
  Deferred tax (benefit)
   expense                       (33)          (58)         336
                              $4,282        $3,428       $3,131

     Deferred tax expense (benefit) of $74,000, ($68,000) and $143,000 has been provided through shareholders' equity to reflect unrealized gains (losses) on available-for-sale securities at December 31, 1997, 1996 and 1995, respectively.

     The following is a reconciliation of the Federal income tax expense as reported with the statutory Federal tax on income before income taxes (in thousands):

                                  Year Ended December 31
                               1997        1996        1995

Tax at statutory rate         $ 3,636      $2,958      $2,567
Tax exempt interest income        (14)        (15)        (38)
State income taxes, net of
  federal tax benefit             535         421         292
Contributions and other            39          31          34
Valuation allowance                 0        (160)          0
Other, net                          86         193         276
Total                          $ 4,282      $3,428      $3,131
Effective tax rate                40.0%       39.4%       41.5%


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):





                                            December 31

                                        1997             1996
Deferred tax assets
  Deferred fee income                $     0         $    93
  Allowance for possible loan
    losses                             1,858           2,228
  Nonaccrual loan interest             1,382           1,185
  Allowance for losses on OREO            38              38
  Pension expense                        583             440
  Premises and equipment,
    principally due to
    differences in depreciation          914             789
  Other                                  350             110
Total deferred tax asset               5,125           4,883
Valuation allowance                     (270)           (270)
Total gross deferred tax asset        $ 4,855          $4,613
Deferred tax liabilities
  Deferred fee income                 $    19          $    0
  Investment securities,
    principally due to
    accretion of discounts                 28              25
  Unrealized gain-securities
    available-for-sale                    149              75
Total gross deferred tax liabilities  $   196         $   100
Net deferred tax asset                $ 4,659         $ 4,513

     Management has projected that the Company will generate sufficient future taxable income to utilize the net deferred tax asset. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.

     The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $270,000. There was no change in the valuation allowance for 1997.

NOTE 7:  BENEFITS PLANS
PENSION PLAN:

     The Bank has a noncontributory defined benefit pension plan which covers substantially all employees. The Company makes annual contributions to the plan equal to the amount accrued for pension expense if deductible for tax purposes.

     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements (in thousands):







                                                          December 31
                                                       1997             1996

Actuarial present value of benefit obligation
  Accumulated benefit obligations,
    including vested benefits of $2,773 and
    $2,425 in 1997 and 1996, respectively             $2,905          $2,554

Plan assets at fair value, primarily
  listed stocks, U.S. Bonds, and
  commingled funds                                    $4,985          $4,141
Projected benefit obligation for service
  rendered to date                                     5,227           4,874
Plan assets less than projected
  benefit obligation                                    (242)          (733)
Unrecognized net gain due to past experience
  different from assumptions made and effects
  of changes in assumptions                             (952)          (218)
Unrecognized prior service cost                          190             211
Unrecognized transition asset being amortized
  over 15 years                                         (122)          (146)
Accrued pension cost included in other liabilities   $(1,126)         $(886)

     Net pension cost for 1997, 1996 and 1995 included the following components (in thousands):

                                      Year Ended December 31
                                   1997        1996        1995

Service cost-benefits earned
  during the year                 $ 529       $ 543       $ 387
Interest cost on projected
  benefit obligation                313         289         250
Actual return
  on plan assets                   (724)       (377)       (697)
Net deferral and amortization       366          68         448
Net pension cost                   $484       $ 523       $ 388

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7% for 1997 and 1996 and 8% for 1995, while the rate of increase in future salary levels was 5% for 1997, 1996 and 1995, respectively. The expected long term rate of return on assets, used in determining the net period pension cost was 8% for all years presented.

     Effective in 1995, the Bank established a non-qualified deferred compensation plan for certain officers. All benefits provided under this plan are unfunded. As of December 31, 1997 and 1996, approximately $246,000 and $138,000, respectively, was included in accrued expense for this plan. For the years ended
December 31,1997, 1996 and 1995, expenses related to this plan were $108,000, $51,000 and $87,000, respectively.








401K PLAN:

     The Bank sponsors a 401k Plan which provides several tax deferred investment opportunities to salaried employees of the Bank who have satisfied the service requirements of the Plan.
The Plan allows eligible employees to make periodic contributions of certain percentages of their salary, subject to the Internal
Revenue Code limits on maximum annual contributions. The Bank matches part of these contributions. The Bank's matching contribution expense was $114,600, $62,300 and $65,100 for 1997, 1996, and 1995, respectively.

NOTE 8: STOCK COMPENSATION PLANS

     At December 31, 1997, the Company had five stock based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for its stock option plans. Had compensation cost for the Company's five stock -based compensation plans been determined consistent with SFAS NO.123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below (in thousands, except per share amounts):

                                1997     1996       1995
Net income      As Reported    $6,411   $5,273     $4,420
                Pro forma      $6,150   $5,152     $4,368

Basic earnings  As Reported     $1.34    $1.10      $1.13
per share       Pro forma       $1.28    $1.08      $1.11

Diluted
 earnings       As Reported     $1.29    $1.06      $0.89
 per share      Pro forma       $1.24    $1.03      $0.88

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 1.7 percent, 2.4 percent and 2.3 percent; expected volatility of 45 percent for all periods; risk-free interest rates of 7.0 percent, 6.7 percent, and 7.0 percent for the 1993 Non-Statutory Plan options,
5.9 percent, 6.3 percent, and 5.7 percent for the 1993 and 1996
Incentive Plan options; and expected lives of 8 years for all periods for the 1993 and 1996 Non-Statutory Plan options; and 7 years for all periods for the 1993 and 1996 Incentive Plan options. The effects of applying SFAS 123 on the pro forma net income may not be representative of the effects on the pro forma net income for future years.








STOCK OPTION PLANS:

     The Company has five option plans.  The 1986 Incentive Stock
Option Plan expired April 16, 1996. No additional options are available for granting under this plan. The 9,690 options issued and outstanding prior to April 16,1996 remain available for exercise until their expiration dates.

     Under the 1993 Broad National Incentive Stock Option Plan
(1993 Incentive Plan), the Company may grant options to its management personnel for up to 242,550 shares of common stock.

     Under the 1993 Broad National Directors Non-Statutory Stock
Option Plan (1993 Non-Statutory Plan), the Company may grant options to its directors for up to 90,956 shares of common stock.

     Under the 1996 Broad National Bancorporation Incentive Stock
Option Plan (1996 Incentive Plan), the Company may grant options to its management personnel for up to 210,000 shares of common stock.

     Under the 1996 Broad National Directors Non-Statutory Stock
Option Plan (1996 Non-Statutory Plan), the Company may grant options to its directors for up to 78,750 shares of common stock.

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

     A summary of the status of the Company's stock option plans as of December 31, 1995, 1996 and 1997, and changes during the years ended on those dates is presented below:





                                   Shares Under           Weighted-Avg.
                                      Option              Exercise Price

Outstanding at December 31, 1994      250,315                   $5.90
Exercised in 1995                     ( 3,751)                   5.00
Granted in 1995                        87,202                    8.26
Expired unexercised in 1995           ( 2,250)                   8.52
Outstanding at December 31, 1995      331,516                    6.51
Exercised in 1996                     (19,003)                   5.17
Granted in 1996                        81,007                   11.58
Expired unexercised in 1996           ( 7,972)                   6.56
Outstanding at December 31, 1996      385,548                    7.65
Exercised in 1997                     (51,425)                   6.43
Granted in 1997                        89,350                   19.67
Expired unexercised in 1997           ( 7,489)                   8.28
Outstanding at December 31, 1997      415,984                   10.37
Weighted-average fair value              1997       1996         1995
of options granted during the year      $9.22      $5.30        $4.09


The following table summarizes information about stock options outstanding at December 31, 1997:

                   Options Outstanding               Options Exercisable
Range        Number   Weighted-Avg.   Number
 Of       Outstanding  Remaining    Weighted-Avg.  Exercisable   Weighted-Avg.
Exercise  at 12/31/97  Contractual  Exercise Price at 12/31/97    Exercise
Prices                    Life                                       Price

$ 5.57 -
  6.71     172,251      5.8 years       $ 5.84        132,070        $  5.80

  8.23 -
  9.53      82,458      6.9               8.51         27,885           8.38

 11.55 -
 14.70      89,775      8.3              12.37              0           0.00

 20.50 -
 22.55      71,500      9.0              20.93              0           0.00

$ 5.57 -
$22.55     415,984      7.1             $10.37         159,955        $ 6.25


NOTE 9:  SHORT-TERM BORROWINGS

     Short-term borrowings at December 31, 1997 and 1996 consisted of the following (in thousands):

                                              1997      1996
   Securities sold under agreements
     to repurchase                           $ 1,000   $1,000
   Federal Home Loan Bank advances            12,000        0
                                             $13,000   $1,000

Details with respect to short-term borrowings are as follows (in thousands):



                                                                                                         December 31


                                        1997             1996

Balance, end of year                   $13,000          $ 1,000
Maximum outstanding during the year
  at any month end                      $13,000          $ 1,282
Average interest rate, end of year        5.88%            4.95%
Average outstanding during the year     $ 4,885          $ 1,149
Average interest rate for the year        5.75%            5.05%

     The average amounts outstanding were computed primarily from daily averages and the average interest rate for the year and at the end of the year were computed by dividing the respective interest expenses by the average balances outstanding.

     The Bank has available $26,318,000 in lines of credit with correspondent banks. At December 31, 1997, these lines of credit were not in use.

NOTE 10:  LONG-TERM DEBT

     Long-term debt of $9,000,000 at December 31, 1997 represents
Federal Home Loan Bank Advances with remaining maturities of greater than one year. This debt represents a series of nine
$1,000,000 advances with interest rates ranging from 6.16% to 6.28%,and maturities from January 29, 1999 to September 30, 1999.
The advances are secured by residential mortgages and securities under a blanket collateral agreement.

NOTE 11:  COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE
TRUST PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY
JUNIOR SUBORDINATED DEBENTURES OF BANCORPORATION (9.5% CUMULATIVE
TRUST PREFERRED SECURITIES).

     On June 30, 1997, $11.5 million of 9.5% Cumulative Trust
Preferred Securities were issued by BNB Capital Trust, a Delaware statutory business trust formed and wholly-owned by Bancorporation. The net proceeds from this issuance were invested in Bancorporation in exchange for Bancorporation's junior subordinated debentures. The sole asset of BNB Capital
Trust, the obligor on the 9.5% Cumulative Trust Preferred
Securities, is $11,855,670 principal amount of 9.5% Junior
Subordinated Debentures of Bancorporation due June 30, 2027.
Bancorporation has entered into several contractual arrangements for the purpose of fully and unconditionally supporting BNB
Capital Trust's payment of distributions on, payments on any redemption of, and any liquidation distribution with respect to, the 9.5% Cumulative Trust Preferred Securities. These contractual arrangements constitute a full and unconditional guarantee by Bancorporation of BNB Capital Trust's obligations under the 9.5% Cumulative Trust Preferred Securities.








     Cash distributions on both the 9.5% Cumulative Trust
Preferred Securities and the 9.5% Junior Subordinated Debentures are payable quarterly in arrears on the last day of March, June, September and December of each year.

     The 9.5% Cumulative Trust Preferred Securities are subject to mandatory redemption (i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at Stated
Maturity or, at the option of Bancorporation, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the 9.5% Cumulative Trust
Preferred Securities, or a change in the law so that BNB Capital
Trust would be considered an investment company and (ii) in whole or in part at any time on or after June 30, 2002 contemporaneously with the optional redemption by Bancorporation of the Junior Subordinated Debentures in whole or part. The
Junior Subordinated Debentures are redeemable prior to maturity at the option of the Bancorporation (i) on or after June 30, 2002, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the 9.5% Cumulative Trust
Preferred Securities, or a change in the law so that BNB Capital
Trust would be considered an investment company. The ability of the Bancorporation to exercise its rights to redeem the Junior
Subordinated Debentures or to cause the redemption of the Preferred Securities prior to the Stated Maturity may be subject to prior regulatory approval by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), if then required under applicable Federal Reserve capital guidelines or policies.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company and the Bank may be a party to outstanding legal proceedings and claims. In its judgement, management does not believe that the Company's consolidated financial position or results of operations will be materially affected by any of these present proceedings.

     Cash balances reserved to meet the requirements of the bank regulatory authorities amounted to $3,395,000 at December 31, 1997.

     The Bank has lease commitments on certain of its branches expiring at various dates through 2007. Rental expense on these leases charged to operations amounted to $577,000, $544,000 and $567,000 for the years ended December 31, 1997, 1996, and 1995 respectively. The minimum annual rentals under the terms of the leases as of December 31, 1997 were as follows:









          1998            $533,000
          1999             515,000
          2000             408,000
          2001             345,000
          2002             193,000
    Thereafter             485,000

NOTE 13:  EARNINGS PER SHARE

     The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for 1997, 1996 and 1995:

                                           1997          1996        1995
Net Income                                $6,411        $5,273      $4,420
Less: Preferred Stock Dividends              --            --         (580)
  Income Available to Common
    Shareholders Basic and Diluted        $6,411        $5,273      $3,840
Weighted Average
  common shares outstanding-Basic          4,788         4,789       3,407
Effect of Dilutive Securities
  Stock options                              169            93          60
  Convertible preferred stock                --            116       1,492
Weighted Average
  common shares outstanding-Diluted        4,957         4,998       4,959

NOTE 14:  SHAREHOLDERS' EQUITY
STOCK DIVIDENDS:

     On December 18, 1997, the Board of Directors of the Company declared a 5% stock dividend which was distributed January 6, 1998.

     On September 19, 1996, the Board of Directors of the Company declared a 10% stock dividend which was distributed October 4, 1996.

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

STOCK BUYBACK PROGRAM:

     On November 21, 1996, the Board of Directors of the Company authorized the repurchase of up to 100,000 of its outstanding common shares. Additionally, on June 19, 1997 the Board of Directors of the Company authorized the purchase, through open market transactions, of up to an additional $4,000,000 market value of the Company's common stock. These repurchases will be made from time to time in the open market, subject to prevailing conditions and in a manner to avoid disrupting the market.
Purchasing activities may be discontinued and resumed at any time, as market conditions warrant. The repurchased shares will be held in treasury and may be used by the Company for general corporate purposes including stock-based employee benefit plans and stock dividends.

     At December 31, 1997, the Company had repurchased 242,000 shares of common stock.

NOTE 15: REGULATORY MATTERS

     Capital adequacy for the Company is measured against regulations established by the Federal Reserve Board (FRB). The
Bank is subject to generally similar capital regulations adopted by the Office of the Comptroller of the Currency (the OCC).
These regulations require the Company and the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31,1997, the Company and the Bank were required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

     Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions ( and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage(Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

     The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FRB, the OCC and the FDIC about capital components, risk weightings and other factors.

     Management believes that, as of December 31, 1997, the Company and the Bank meet all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations.
There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

     The following is a summary of the Company's and the Bank's actual capital amounts and ratios as of December 31, 1997 and 1996, compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution:

                                Regulatory Requirements
                                    Minimum Capital     For Classification
                  Company Actual        Adequacy        as Well Capitalized
                  Amount    Ratio    Amount    Ratio      Amount     Ratio
                                       (Dollars in Thousands)
December 31, 1997
Leverage (Tier 1)
  capital         $49,787   8.19%   $24,318    4.00%   $30,397     5.00%
Risk-based capital
 Tier 1           $49,787  13.16%   $15,138    4.00%   $22,706     6.00%
 Total            $54,545  14.41%   $30,276    8.00%   $37,844    10.00%
December 31, 1996
Leverage (Tier 1)
  capital         $37,512   6.92%   $21,676    4.00%   $27,095     5.00%
Risk-based capital:
 Tier 1           $37,512   11.17%   $13,434    4.00%  $20,151     6.00%
 Total            $41,764   12.44%   $26,868    8.00%  $33,585    10.00%

                                 Regulatory Requirements
                                      Minimum Capital  For Classification
                     Bank Actual          Adequacy      as Well Capitalized
                   Amount    Ratio    Amount    Ratio      Amount    Ratio
                                          (Dollars in Thousands)
December 31, 1997
Leverage (Tier 1)
  capital         $44,544    7.33%   $24,318    4.00%     $30,397   5.00%
Risk-based capital
 Tier 1           $44,544    11.77%   $15,138    4.00%    $22,706   6.00%
 Total            $49,302    13.03%   $30,276    8.00%    $37,844  10.00%

December 31, 1996
Leverage (Tier 1)
  capital         $36,939     6.82%   $21,676    4.00%    $27,095   5.00%
Risk-based capital:
 Tier 1           $36,939    11.00%   $13,434    4.00%    $20,151   6.00%
 Total            $41,191    12.26%   $26,868    8.00%    $33,585  10.00%









NOTE 16:  Fair values of financial instruments

     Statement of Financial Accounting Standards No. 107,
"Disclosures About Fair Value of Financial Instruments" ("SFAS
107") requires that the Company disclose estimated fair values for its financial instruments whether or not recognized in the Statement of Financial Condition.

     Limitations: The fair value estimates made at December 31, 1997 and 1996 were based on pertinent market data and relevant information on the financial instrument at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portion of the financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

     Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments (in thousands):

                                         At December 31,
                                     1997               1996
                                        Estimated            Estimated
                              Carrying    Fair     Carrying     Fair
                               Amount     Value     Amount      Value

Financial Assets
  Cash and short-term
    investments                $ 59,233  $ 59,233  $ 76,857    $ 76,857
  Securities held-to-maturity    65,330    65,203    90,170      89,482
  Securities available-
    for-sale                    141,077   141,077    69,044      69,044
  Loans, net                    315,554   317,828   278,585     281,052
Financial Liabilities
   Deposits                      518,238  519,241   485,073     485,042
   Short term borrowings          13,000   13,037     1,000       1,000
   Long term debt                  9,000    9,065         0           0
   9.5% Cumulative Trust
    Preferred Securities          11,500   12,269         0           0

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

Long term debt

     The fair value is estimated by discounting the cash flows through maturity based upon current rates offered by the FHLB for advances with similar maturities.

9.5% Cumulative Trust Preferred Securities

     The fair value is estimated by discounting the cash flows through maturity based upon current rates for similar Trust
Preferred Securities.

Short term borrowings

     The fair value is estimated by discounting the cash flows through maturity based upon current rates offered for similar instruments with similar maturities.

Commitments to extend credit and letters of credit

     The fair market value of unearned fees associated with
financial instruments with off-balance sheet risk at December 31,
1997 approximates the fees received.   Amount is not material.








NOTE 17:  CONDENSED FINANCIAL INFORMATION OF BANCORPORATION
(PARENT COMPANY ONLY)

Condensed Statements of Condition (in thousands):

                                          December 31,

                                        1997          1996
Assets
  Cash, principally on deposit with
    subsidiary bank                   $ 5,212       $   684
  Investment in subsidiaries           45,844        37,784
  Other assets                            637           375
Total Assets                          $51,693       $38,843
Liabilities and Shareholders' Equity
  Subordinated debentures             $11,856       $     0
  Other liabilities                       606           485
  Shareholders' equity                 39,231        38,358
Total Liabilities and
  Shareholders' Equity                $51,693       $38,843

     Condensed Statements of Income for the years ended December
31, 1997, 1996 and 1995 (in thousands):

                                                     December 31,
                                             1997       1996       1995
Income
Dividends received from banking
    subsidiary                              $1,455     $1,230      $1,818
Interest income from bank/nonbank
    subsidiaries                                 98          0           0
                                              1,553      1,230       1,818
Expenses
Interest on subordinated debentures             563          0           0
Salaries and related benefits                    39         39          39
Other                                          145          78         141
                                               747         117         180
Income before equity in undistributed
       income of subsidiaries                  806       1,113       1,638
Equity in undistributed income
    of subsidiaries                          5,605       4,160       2,782
Net income                                  $6,411      $5,273      $4,420








     Condensed Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995 (in thousands):

                                                      December 31,
                                               1997       1996         1995
Cash flows from operating activities
Net income                                 $ 6,411  $ 5,273   $ 4,420
Less-
Equity in undistributed income
      of subsidiary                          (5,605)  (4,160)   (2,782)
Increase in other liabilities                   122       56       123
Increase in other assets                      (263)        0         0
Other, net                                    (151)      601      (975)
Net cash provided by operating
      activities                           $    514  $ 1,770   $   786
Cash flows from investing activities
Investments in and advances to
   subsidiaries                            $  (356)    $     0   $     0
Net cash used in investing activities      $  (356)    $     0   $     0
Cash flows from financing activities
Redemption of preferred stock              $     0     $   (52)  $     0
Proceeds from issuance of subordinated
      debentures                            11,856           0         0
Capital contribution to bank subsidiary     (2,000)          0         0
Proceeds from issuance of common stock         308          98        18
Dividends to shareholders                   (1,741)     (1,294)   (1,175)
Purchase of treasury stock                  (4,053)        (58)        0
Net cash provided by (used in)
      financing activities                 $ 4,370     $(1,306)  $(1,157)
Net increase (decrease) in cash and
      cash equivalents                       4,528         464      (371)
Cash and cash equivalents-beginning
   of year                                         684               220       591
Cash and cash equivalents-end of year       $ 5,212    $   684   $   220


NOTE 18:  Selected quarterly financial information (unaudited)

     The following quarterly financial information for the two years ended December 31, 1997 and 1996, is unaudited. However, in the opinion of management all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected. Results of operations for these three-month periods are not necessarily indicative of the results for the entire year or any other interim period (in thousands, except per share amounts):

                                          1997
                           March     June       September   December

Interest income          $ 9,682  $10,013         $10,416       $10,744
Interest expense           3,521    3,790           4,095         4,524
Provision for possible
  loan losses                450      450              450          450
Non-interest income        1,893    1,783             1,658       1,783
Non-interest expenses      4,690    5,056             4,826       4,977
Net income                 1,661    1,659             1,495       1,596
Net income per common share:
 Basic earnings per common
   share                 $  0.34  $  0.34           $  0.32     $  0.34
 Diluted earnings per common
  share                  $  0.33  $  0.33           $  0.30     $  0.33





                                               1996
                                 March     June     September   December

Interest income                $ 8,104   $8,474       $9,060     $9,524
Interest expense                 2,613    2,658        3,118      3,429
Provision for possible loan
  losses                           225      225          450        450
Non-interest income              1,072    1,306        1,685      2,493
Non-interest expenses            4,700    5,076        5,007      5,066
Net income                       1,037    1,127        1,262      1,847
Net income per common share:
Basic earnings per common
  share                        $  0.23   $ 0.23       $ 0.26     $ 0.38
Diluted earnings per common
 share                          $  0.21  $ 0.23       $ 0.25     $ 0.37

Item 9.   Changes in and Disagreements on Accounting and
          Financial Disclosure.

          None.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (except for the information set forth in Item 4A of Part I hereof with respect to the Registrant's executive officers) is incorporated herein by reference to (i) the information under the caption "Election of Directors" (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation of Directors" and "Meetings of the Board and Committees") and (ii) the information under the caption
"Compliance with Section 16(a) of the Securities Exchange Act of
1934," in each case, in the Registrant's definitive Proxy
Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION.

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Executive
Compensation and Other Information" (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation Committee and Board of Directors Report on Executive Compensation" and "Company
Performance") in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.








ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Ownership of Bancorporation Capital Stock" in the Registrant's definitive
Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions With
Management and Others" in the Registrant's definitive Proxy
Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

          (a)  Exhibits and Financial Statement Schedules:

     1. The following consolidated financial statements of the Registrant and subsidiaries and report of the Registrant's independent auditors included in Item 8 to this report:

          Independent Auditors' Report as of December 31,
     1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Condition as of December 31, 1997 and 1996.

          Consolidated Statements of Income for each of the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Changes in
     Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Cash Flows for each of the years ended December 31, 1997, 1996 and 1995.

          Notes to Consolidated Financial Statements

     2. Financial Statement Schedules: All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or the notes thereto.

     3.  Exhibits:

Number                        Description
3.1       Restated Certificate of Incorporation of the Registrant
          as amended through and including June 29, 1995 (filed
          September 18, 1997 as Exhibit 4.2 to the Registrant's
          Registration Statement under cover of Form 8-A/A (No.
          0-16637) and incorporated herein by reference).

3.1.1     Certificate of Amendment of Certificate of
          Incorporation of the Registrant, respecting the Amendment of ARTICLE THIRD to increase the number of authorized shares of capital stock (filed September 18, 1997 as Exhibit 4.2.1 to the Registrant's Registration
          Statement under cover of Form 8-A/A (No. 0-16637) and incorporated herein by reference).

3.1.2     Certificate of Amendment of Certificate of
          Incorporation of the Registrant, respecting the Amendment of ARTICLE THIRD to establish certain limitations with respect to preemptive rights of shareholders (filed September 18, 1997 as Exhibit 4.2.2 to the Registrant's Registration Statement under cover of Form 8-A/A (No. 0-16637) and incorporated herein by reference).

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








10.18     Employment Agreement between Donald M. Karp and the
          Registrant dated December 31, 1997.*

10.19     Employment Agreement among John A. Dorman, Broad
          National Bank and the Registrant, dated December 31,
          1997.*

10.19.1   Employment Agreement Amendment among John A. Dorman,
          Broad National Bank and the Registrant, dated February
          6, 1998.*

10.20     Consultant Agreement between Stanley J. Lesnik and the
          Registrant dated January 1, 1998.*

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

10.28     1996 Broad National Bancorporation Incentive Stock
          Option Plan for certain employees adopted on December
          19, 1996 and subsequently amended on January 16, 1997
          (filed as Exhibit 10.28 to the Registrant's Form 10-K
          Report for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.29     1996 Broad National Bancorporation Directors Non-
          Statutory Stock Option Plan for directors adopted on December 19, 1996 (filed as Exhibit 10.29 to the
          Registrant's Form 10-K Report for the fiscal year ended
          December 31, 1996 and incorporated herein by reference).*

10.30 Broad National Bank Long-Term Capital Accumulation Plan for certain employees adopted on October 19, 1995
          (filed as Exhibit 10.30 to the Registrant's Form 10-K
          Report for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.31 Broad National Bank Deferred Compensation Plan for certain employees and directors adopted on October 19, 1995 (filed as Exhibit 10.31 to the Registrant's Form
          10-K Report for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.32 Broad National Bank Management Incentive Plan for certain employees adopted on October 19, 1995 (filed as Exhibit 10.32 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.33     Form of Change of Control Agreement and Schedule of
          Parties Thereto.*

10.34     Junior Subordinated Indenture, dated as of June 30,
          1997, between Broad National Bancorporation and
          Bankers Trust Company.






10.35     9.50% Junior Subordinated Debenture, dated as of
          June 30, 1997, made and given by Broad National
          Bancorporation to and for the benefit of BNB
          Capital Trust.

10.36     Trust Agreement, dated as of June 9, 1997, between
          Broad National Bancorporation and Bankers Trust
          (Delaware).

10.37     Amended and Restated Trust Agreement, dated as of
          June 30, 1997, among Broad National Bancorporation
          Bankers Trust Company and Bankers Trust (Delaware).

10.38 Form of Certificate Evidencing Preferred Securities issued by BNB Capital Trust.

10.39 Guarantee Agreement, dated as of June 30, 1997, between Broad National Bancorporation, as Guarantor, and Bankers Trust Company, as Trustee.

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

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of 1997.

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

Dated: March 19, 1998

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature and Title                          Date


/s/ Donald M. Karp                                March 19, 1998
Donald M. Karp, Director, Chairman
   of the Board and Chief Executive
   Officer (Principal Executive Officer)


/s/ John A. Dorman                                March 19, 1998
John A. Dorman, Director, President
   and Chief Operating Officer


/s/ James Boyle                                   March 19, 1998
James Boyle, Treasurer and Comptroller
   (Principal Financial and Accounting
   Officer)


/s/ Licinio Cruz                                  March 19, 1998
Licinio Cruz, Director









/s/ Arthur Fischman                               March 19, 1998
Arthur Fischman, Director


/s/ John J. Iannuzzi                              March 19, 1998
John J. Iannuzzi, Director


                                                  March ___, 1998
James J. Lazarus, Director


/s/ Edward J. Lenihan                             March 19, 1998
Edward J. Lenihan, Director


/s/ Stanley J. Lesnik                             March 19, 1998
Stanley J. Lesnik, Director


/s/ Louis J. Owen                                 March 19, 1998
Louis J. Owen, Director


/s/ Catherine McFarland                           March 19, 1998
Catherine McFarland, Director


/s/ A. Harold Schwartz                            March 19, 1998
A. Harold Schwartz, Director


/s/ Hubert Williams                               March 19, 1998
Hubert Williams, Director





                          EXHIBIT INDEX

Exhibit No.                Description                  Page No.

3.1       Restated Certificate of Incorporation of the      **
          Registrant as amended through and including
          June 29, 1995 (filed September 18, 1997 as
          Exhibit 4.2 to the Registrant's Registration
          Statement under cover of Form 8-A/A (No. 0-16637)
          and incorporated herein by reference).

 3.1.1    Certificate of Amendment of Certificate of        **
          Incorporation of the Registrant, respecting
          the Amendment of ARTICLE THIRD to increase
          the number of authorized shares of capital stock
          (filed September 18, 1997 as Exhibit 4.2.1 to
          the Registrant's Registration Statement under
          cover of Form 8-A/A (No. 0-16637) and
          incorporated herein by reference).

 3.1.2    Certificate of Amendment of Certificate of        **
          Incorporation of the Registrant, respecting
          the Amendment of ARTICLE THIRD to establish
          certain limitations with respect to preemptive
          rights of shareholders (filed September 18,
          1997 as Exhibit 4.2.2 to the Registrant's
          Registration Statement under cover of Form
          8-A/A (No. 0-16637) and incorporated herein by
          reference).

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

10.18     Employment Agreement between Donald M. Karp and   __
          the Registrant dated December 31, 1997.*








10.19     Employment Agreement among John A. Dorman         __
          Broad National Bank and the Registrant,
          dated December 31, 1997.*

10.19.1   Employment Agreement Amendment among              __
          John A. Dorman, Broad National Bank
          and the Registrant, dated December 31,
          1997.*

10.20     Consultant Agreement between Stanley J. Lesnik    __
          and the Registrant dated January 1, 1998.*

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

10.28     1996 Broad National Bancorporation Incentive      **
          Stock Option Plan for certain employees adopted
          on December 19, 1996 and subsequently amended
          on January 16, 1997 (filed as Exhibit 10.28 to
          the Registrant's Form 10-K Report for the fiscal
          year ended December 31, 1996 and incorporated
          herein by reference).*

10.29     1996 Broad National Bancorporation Directors      **
          Non-Statutory Stock Option Plan for directors
          adopted on December 19, 1996 (filed as Exhibit
          10.29 to the Registrant's Form 10-K Report for
          the fiscal year ended December 31, 1996 and
          incorporated herein by reference).*

10.30     Broad National Bank Long-Term Capital             **
          Accumulation Plan for certain employees adopted
          on October 19, 1995 (filed as Exhibit 10.30 to
          the Registrant's Form 10-K Report for the fiscal
          year ended December 31, 1996 and incorporated
          herein by reference).*

10.31     Broad National Bank Deferred Compensation Plan    **
          for certain employees and directors adopted on
          October 19, 1995 (filed as Exhibit 10.31 to the
          Registrant's Form 10-K Report for the fiscal
          year ended December 31, 1996 and incorporated
          herein by reference).*

10.32     Broad National Bank Management Incentive Plan     **
          for certain employees adopted on October 19,
          1995 (filed as Exhibit 10.32 to the Registrant's
          Form 10-K Report for the fiscal year ended
          December 31, 1996 and incorporated herein
          by reference).*

10.33     Form of Change of Control Agreement and           __
          Schedule of Parties Thereto.*

10.34     Junior Subordinated Indenture, dated as of        __
          June 30, 1997, between Broad National
          Bancorporation and Bankers Trust Company.






10.35     9.50% Junior Subordinated Debenture, dated as of    __
          June 30, 1997, made and given by Broad National
          Bancorporation to and for the benefit of BNB
          Capital Trust.

10.36     Trust Agreement, dated as of June 9, 1997, between  __
          Broad National Bancorporation and Bankers Trust
          (Delaware).

10.37     Amended and Restated Trust Agreement, dated as of   __
          June 30, 1997, among Broad National Bancorporation
          Bankers Trust Company and Bankers Trust (Delaware).

10.38 Form of Certificate Evidencing Preferred Securities __ issued by BNB Capital Trust.

10.39     Guarantee Agreement, dated as of June 30, 1997,     __
          between Broad National Bancorporation, as Guarantor,
          and Bankers Trust Company, as Trustee.




11        Statement re Computation of Net Income Per Share. __

22 List of Subsidiaries (filed with Amendment No. 3 ** to the Registrant's Registration Statement No.
          33-53658 as Exhibit 22 and incorporated herein by reference).








24        Consent of KPMG Peat Marwick LLP with regard to   __
          Bancorporation's Registration Statement on Form
          S-8 (Reg. No. 33-28183).

27        Financial Data Schedule.                          __

__________________________

* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

**   Incorporated by reference from previous filings.


