Form 10-Q
period 1998-03-31
BROAD NATIONAL BANCORPORATION
filed 1998-05-14
CIK 703800

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31,1998      Commission File Number 0-16637



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


Registrant telephone number, including area code (973) 624-2300
                                                       --------


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

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of April 30, 1998:

                   Common Stock, $1.00 par value - 4,707,476

                         BROAD NATIONAL BANCORPORATION

                    Index to Form 10-Q Financial Information
                    For the Three Months Ended March 31,1998
         ---------------------------------------------------------

                                                               PAGE
                                                               ----

PART 1 - FINANCIAL INFORMATION                                   3
------------------------------

Consolidated Statements of Condition
 as of March 31, 1998 and December 31, 1997                      4

Consolidated Statements of Income for the
 Three Month Periods Ended March 31, 1998 and 1997               5

Consolidated Statements of Cash Flows for the Three
 Month Periods Ended March 31, 1998 and 1997                     7

Notes to Consolidated Financial Statements                       8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                            10


PART 2 - OTHER INFORMATION                                      23
--------------------------


Items 1 to 3                            Not Applicable or Negative

Item 4                                                          23

Item 5                                  Not Applicable or Negative

Item 6                                                          23

Signatures                                                      24

Exhibit 1  - Computation of Net Income
             per Common Share                                   25

Exhibit 2  - Independent Auditor's Review Report of Interim
             Financial Information                              26

Exhibit 27 - Financial Data Schedule                            27

                         BROAD NATIONAL BANCORPORATION

PART 1 - FINANCIAL INFORMATION

The following consolidated financial statements of Broad National Bancorporation as of March 31, 1998 and December 31, 1997 as well as the three month periods ended March 31, 1998 and 1997 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further clarification and understanding, these interim statements should be read in conjunction with the annual report on Form 10-K of Broad National Bancorporation for the year ended December 31, 1997.

The results of operations for the periods presented are not necessarily an indication of the results which can be expected for 1998.

The registrant's independent public accountants, KPMG Peat Marwick LLP, have performed a limited review of these interim statements in accordance with the standards for such reviews promulgated by the American Institute of Certified Public Accountants. See page 26 for their report on this limited review.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                (IN THOUSANDS)
                                  (Unaudited)

                                                              MARCH 31,  DECEMBER 31,
                                                                 1998        1997
                                                                 ----        ----
ASSETS
------
CASH AND DUE FROM BANKS                                         $ 19,838   $ 21,933
FEDERAL FUNDS SOLD                                                35,020     37,300
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                                         54,858     59,233
-----------------------------------------------------------------------------------
SECURITIES HELD-TO-MATURITY
   (aggregate market value $54,859)
     and $65,203, respectively)                                   54,892     65,330
SECURITIES AVAILABLE-FOR-SALE                                    157,021    141,077
LOANS, Net of deferred loan fees                                 323,189    322,528
    LESS -
       Allowance for possible loan losses                          6,674      6,974
-----------------------------------------------------------------------------------
     NET LOANS                                                   316,515    315,554
-----------------------------------------------------------------------------------
PREMISES AND EQUIPMENT, net                                        8,795      8,991
ACCRUED INTEREST RECEIVABLE                                        4,152      4,020
OTHER ASSETS                                                       7,280      7,464
-----------------------------------------------------------------------------------
     TOTAL ASSETS                                               $603,513   $601,669
-----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
   Non-interest bearing demand                                  $103,671   $103,054
   Savings, money market and interest bearing demand             217,414    230,467
   Time deposits less than $100,000                               98,971     94,017
   Time deposits of $100,000 or more                             101,940     90,700
-----------------------------------------------------------------------------------
     Total Deposits                                              521,996    518,238
SHORT-TERM BORROWINGS                                             13,300     13,000
LONG-TERM DEBT                                                     6,000      9,000
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE
 TRUST PREFERRED SECURITIES OF A SUBSIDIARY TRUST
 HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF
 BANCORPORATION                                                   11,500     11,500
ACCRUED TAXES, INTEREST AND OTHER LIABILITIES                     10,431     10,700
-----------------------------------------------------------------------------------
     TOTAL LIABILITIES                                           563,227    562,438
-----------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value, authorized
   10,000,000 shares; issued 4,950,476 shares at 3/31/98 and
    4,948,921 shares at 12/31/97                                   4,950      4,949
Capital surplus                                                   31,006     30,996
Retained earnings                                                  8,440      7,153
Common stock in treasury, at cost: 243,000 shares
  at 3/31/98 and 242,000 shares at 12/31/97                       (4,132)    (4,111)
Accumulated other comprehensive income                                22        244
-----------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                   40,286     39,231
-----------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $603,513   $601,669
-----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                    3 MONTH PERIOD ENDED
                                                    --------------------
                                                          MARCH 31
                                                       1998     1997
                                                      ------   ------
                                                         (Unaudited)
INTEREST INCOME
Interest and fees on loans                            $ 7,188   $6,413
Interest on securities held to maturity
Taxable                                                   930    1,428
Tax exempt                                                 17       13
Interest on securities available - for - sale           2,335    1,098
Interest on federal funds sold                            508      730
----------------------------------------------------------------------
  TOTAL INTEREST INCOME                                10,978    9,682
----------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on savings & interest bearing
    demand deposits                                     1,130    1,150
  Interest on time certificates of
    deposit of $100,000 or more                         1,419    1,209
  Interest on other time deposits                       1,337    1,150
  Interest on short-term borrowings                       192       12
  Interest on long-term debt                              123        0
  Interest on 9.5% Cumulative Trust Preferred             273        0
----------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                4,474    3,521
----------------------------------------------------------------------
NET INTEREST INCOME                                     6,504    6,161
----------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES                        300      450
----------------------------------------------------------------------
INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                  6,204    5,711
----------------------------------------------------------------------
NON-INTEREST  INCOME
 Service charges on deposit accounts                    1,438    1,616
 Other income                                             331      272
 Gain on sale of securities available - for - sale         90        5
----------------------------------------------------------------------
   TOTAL NON-INTEREST  INCOME                           1,859    1,893
----------------------------------------------------------------------
NON-INTEREST EXPENSES:
 Salaries and wages                                     2,395    2,030
 Employee benefits                                        557      641
 Occupancy expense                                        493      475
 Furniture and equipment expense                          320      259
 Data processing fees                                     241      291
 Legal fees                                               165      192
 Professional fees                                        174      253
 Postage, delivery and communication                      179      172
 FDIC and OCC assessments                                  48       44
 Other real estate expense (income)                        20      (82)
 Other expenses                                           616      415
----------------------------------------------------------------------
    TOTAL NON-INTEREST  EXPENSES                        5,208    4,690
----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (Unaudited)

                                         3 MONTH PERIOD ENDED
                                               MARCH 31

                                           1998        1997
                                           ----        ----
                                              (Unaudited)
------------------------------------------------------------

INCOME BEFORE INCOME TAXES                 2,855       2,914
PROVISION FOR INCOME TAXES                 1,050       1,253
------------------------------------------------------------
NET INCOME                                $1,805      $1,661

NET INCOME APPLICABLE TO COMMON STOCK     $1,805      $1,661
------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
   BASIC                               4,707,913   4,902,647 (1)
   DILUTED                             4,918,715   5,053,647 (1)
------------------------------------------------------------
NET INCOME PER COMMON SHARE

   BASIC                                   $0.38       $0.34 (1)

   DILUTED                                 $0.37       $0.33 (1)



(1) Restated to reflect the effect of the 5% stock dividend declared December 18, 1997.



See accompanying notes to consolidated financial statements.

                BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                THREE MONTH PERIOD ENDED MARCH 31
                                                              1998         1997
                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income
  Adjustments to reconcile net income to net cash          $ 1,805      $ 1,661
  provided by (used in) operating activities:
  Depreciation and amortization                                315          308
  Amortization of securities premium net                       197          179
  Amortization of deferred points and fees
    and deferral of loan origination costs                     (57)        (100)
    Provision for possible loan losses                         300          450
  Deferred tax benefit                                        (115)        (220)
  Increase (decrease) in accrued taxes,
     interest, and other liabilities                          (269)         671
     Gain on sale of securities available - for - sale         (90)          (5)
     Gain on sale of loans                                      (2)           0
  Gain on sale of other real estate owned                      (18)        (123)
  Increase in accrued interest receivable                     (132)        (397)
   Other assets, net                                           163           54
-------------------------------------------------------------------------------
   Net cash provided by operating activities               $ 2,097      $ 2,478
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of other real
    estate owned                                           $   346      $   333
   Net increase in loan balances                            (1,450)      (4,245)
   Proceeds from the sale of loans                             182            0
   Proceeds from maturities of securities
    held-to-maturity                                        10,839        4,700
   Purchase of securities held-to-maturity                    (479)      (5,752)
   Proceeds from maturities of securities
    available-for-sale                                      11,159        2,585
   Proceeds from the sale of securities
    available-for-sale                                      12,590        6,196
   Purchase of securities available-for-sale               (40,059)     (16,725)
   Capital expenditures                                       (119)        (251)
-------------------------------------------------------------------------------
   Net cash used in investing activities                   $(6,991)    $(13,159)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in certificates of deposit                 $16,194     $  4,626
   Net decrease in demand deposit, savings
    and interest bearing demand accounts                   (12,436)      (7,814)
   Net increase in short-term borrowings                       300            0
    Dividends Paid                                            (518)        (465)
   Decrease in long-term debt                               (3,000)           0
   Purchase of Treasury Stock                                  (21)        (233)
-------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities     $   519     $ (3,886)
-------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  $(4,375)    $(14,567)
 CASH AND CASH EQUIVALENTS, beginning of period             59,233       76,857
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                   $54,858     $ 62,290
-------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
   Interest                                                $ 4,365     $  3,299
   Taxes                                                   $    40     $    761
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)



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


(2)  Net income per share -

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued(e.g. stock options).

     1997 share and per share amounts have been restated to reflect the 5% stock dividend declared in December 1997.

(3) Company - obligated mandatorily redeemable 9.5% Cumulative Trust Preferred Securities of a subsidiary trust holding solely junior subordinated debentures of Bancorporation (9.5% Cumulative Trust Preferred Securities) -

     On June 30, 1997, $11.5 million of 9.5% Cumulative Trust Preferred Securities were issued by BNB Capital Trust, a Delaware statutory business trust formed and wholly - owned by Bancorporation. The net proceeds from this issuance were invested in Bancorporation in exchange for Bancorporation's junior subordinated debentures. The sole asset of BNB Capital Trust, the obligor on the 9.5% Cumulative Trust Preferred Securities, is $11,855,670 principal amount of 9.5% Junior Subordinated Debentures of Bancorporation due June 30, 2027. Bancorporation has entered into several contractual arrangements for the purpose of fully and unconditionally supporting BNB Capital Trust's payment of distributions on, payments on any redemption of, and any liquidation distribution with respect to, the 9.5% Cumulative Trust Preferred Securities. These contractual arrangements constitute a full and unconditional guarantee by Bancorporation of BNB Capital Trust's obligations under the 9.5% Cumulative Trust Preferred Securities.

(4)  Comprehensive Income

     Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional aid in capital in the equity section of a statement of financial position.

     The Company will display the financial statements required by SFAS 130 effective in its financial statements for December 31, 1998.

     For the three month period ended March 31, 1998 and 1997, the Company recorded comprehensive income of $1,583,000 and $1,234,000, respectively, consisting of net income of $1,805,000 and other comprehensive losses of $222,000 for the three month period ended March 31, 1998, and net income of $1,661,000 and other comprehensive losses of $427,000 for the three month period ended March 31, 1997. In each instance, the comprehensive losses represent unrealized holding losses on securities available for sale, net of tax.

(5)  Reclassification -

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1998 presentation.

BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998
---------------------------------


                                    SUMMARY
                                    -------

The Company reported net income of $1,805,000 or $0.37 per diluted common share for the first quarter of 1998 compared to net income of $1,661,000 or $0.33 per diluted common share for the first quarter of 1997. Basic per share earnings were $0.38 for the first quarter of 1998 and $0.34 for the first quarter of 1997. Per share data for the first quarter of 1997 has been restated to reflect the effect of the 5% stock dividend declared in December 1997.

Total assets of $603,513,000 at March 31,1998 represent an increase of $1,844,000 or 0.3% from the December 31, 1997 balance of $601,669,000. Total deposits increased $3,758,000 or 0.7% from $518,238,000 at December 31, 1997 to $521,996,000 at March 31, 1998.

Total shareholders'equity increased $1,055,000 during the first three months of 1998 as the result of net income of $1,805,000 and the exercise of stock options for $11,000, reduced by dividends declared of $518,000, the repurchase of 1,000 shares of stock as treasury shares at a cost of $21,000 and a net decrease of $222,000 in accumulated other comprehensive income.

The Company's annualized return on average assets and annualized return on average shareholders' equity were 1.21% and 18.42%, respectively, for the first three months of 1998, compared to annualized returns of 1.24% and 17.17%, respectively, for the comparable 1997 period.

RESULTS OF OPERATIONS
---------------------

Net Interest Income
-------------------


Net interest income, the primary source of earnings for the Company, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and other interest bearing liabilities. Earning assets include loans, investment securities and federal funds sold. Interest bearing liabilities include savings, interest bearing demand and time deposits, and short-term and long-term borrowings.

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



                       NOTES TO NET INTEREST INCOME TABLE


(1) Average rates reflect the tax equivalent adjusted yields on nontaxable investments.

(2) Represents the difference between interest earned and interest paid, divided by total interest-earning assets.

(3)  Annualized

                              NET INTEREST INCOME
                          Three Months Ended March 31
                            (Dollars in Thousands)

                                                      1998                                1997
                                                    --------                            --------
                                          Average   Interest    Average     Average     Interest    Average
                                          Balance   and Fees    Rate (3)    Balance     and Fees    Rate (3)
                                          -------   --------    --------    --------    --------    --------
ASSETS

Federal Funds Sold                         $36,011     $508      5.64%       $56,369       $730       5.18%
                                          -------- --------      ----       --------    -------       ----
Investment Securities
  Securities held-to-maturity               61,557      947      6.15         89,724      1,447       6.46
  Securities available-for-sale            148,501    2,346      6.32         71,653      1,098       6.12
                                          -------- --------      ----       --------    -------       ----
Total Investment Securities                210,058    3,293      6.27 (1)    161,377      2,545       6.31 (1)
                                          -------- --------      ----       --------    -------       ----
Loans
  Mortgage                                $187,802    4,200      8.95        168,660      3,847       9.12
  Installment                               46,000    1,005      8.86         40,112        890       9.00
  Commercial                                88,937    1,983      9.04         78,471      1,676       8.66
                                          -------- --------      ----       --------    -------       ----

Total Loans                                322,739    7,188      9.03        287,243      6,413       9.05
                                          -------- --------      ----       --------    -------       ----

Total interest earning assets              568,808 $ 10,989      7.84% (1)   504,989    $ 9,688       7.78%(1)
                                          -------- --------      ----       --------    -------       ----
Less - Allowance for possible loan losses    6,772                             8,693
All other assets                            41,332                            46,092
                                          --------                          --------

Total Assets                              $603,368                          $542,388
                                          --------                          --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest Bearing Deposits
    Savings, money market and interest
      bearing demand deposits             $217,362   $1,130      2.11%      $212,042     $1,150       2.20%
    Time Deposits
         Under $100,000                    103,925    1,337      5.22         90,852      1,150       5.13
         Over $100,000                     100,762    1,419      5.71         92,606      1,209       5.30
                                          -------- --------      ----       --------    -------       ----

Total Interest Bearing Deposits            422,049    3,886      3.74        395,500      3,509       3.60


Short-term borrowings                       13,024      192      5.90          1,000         12       4.80
Long-term debt                               7,937      123      6.20              -          -          -
9.5% Cumulative Trust Preferred
 Securities                                 11,500      273      9.50              -          -          -
Total Interest Bearing Liabilities         454,510   $4,474      3.99%       396,500    $ 3,521       3.60%
                                          -------- --------      ----       --------    -------       ----

Other liabilities                            9,998                            10,118
Demand deposits                             99,107                            97,532
Shareholders' equity                        39,753                            39,238
                                          --------                          --------

Total liabilities and
     shareholders' equity                 $603,368                          $542,388
                                          --------                          --------


NET INTEREST INCOME; NET INTEREST SPREAD            $ 6,515      3.85%                  $ 6,167       4.18%
NET INTEREST MARGIN                                              4.65% (2)                            4.95% (2)

Rate/Volume Analysis Of Net Interest Income
-------------------------------------------

The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the three months ended March 31, 1998 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.

                                                   Increase (Decrease) Due to a
                                                           Change in the
                                               -----------------------------------------
                                               Average Balance   Average Rate    Total
                                               ----------------  -------------  --------
                                                        (Dollars in Thousands)
Interest Earned on:
  Loans                                                 $  781           $ (6)   $  775
  Investment securities                                    763            (15)      748
  Federal funds sold                                      (287)            65      (222)
                                                        ------           ----   -------
  Total interest income                                 $1,257           $ 44    $1,301
                                                        ------           ----   -------
Interest paid on:
  Savings and interest
   bearing demand deposits                              $   40           $(60)   $  (20)
  Certificates of deposit:
          Under $100,000                                   168             19       187
          Over  $100,000                                   115             95       210
Short term borrowings                                      177              3       180
Long term debt                                             123              0       123
9.5% Cumulative Trust Preferred
   Securities                                              273              0       273
                                                        ------           ----   -------
Total Interest expense                                  $  896           $ 57    $  953
                                                        ------           ----   -------
Change in net interest income                           $  361           $(13)   $  348
Percent increase in net interest                        ------           ----   -------
 income over the prior period                                                      5.64%
                                                                                -------

Total tax equivalent interest income of $10,989,000 for the first three months of 1998 represents an increase of $1,301,000 or 13.4% over total tax equivalent interest income of $9,688,000 for the comparable 1997 period. This improvement is primarily due to an increase of $63,819,000 in the average balance of total interest earning assets for the first quarter of 1998 as compared to the first quarter of 1997. The average balance of total investment securities was $48,681,000 higher for the first quarter of 1998 as compared to the first quarter of 1997, while the average balance of total loans was $35,496,000 higher. The increase in the average balance of interest earning assets contributed $1,257,000 to the increase in total tax equivalent interest income. An increase of 6 basis points in the average rate earned on total interest earning assets, due primarily to the increased average rate earned on federal funds sold, contributed an additional $44,000 to the overall increase in total tax equivalent interest income.

Total interest expense of $4,474,000 for the first quarter of 1998 was $953,000 or 27.1% higher than the comparable prior year period. An increase of $58,040,000 in average total interest bearing liabilities is the primary reason for this increase, resulting in an additional $896,000 of interest expense for the first quarter of 1998 as compared to the first quarter of 1997. First quarter 1998 interest expense increased an additional $57,000 due to an increase in the cost of total interest-bearing liabilities. The average cost of total interest-bearing liabilities for the first quarter of 1998 was 3.99%, an increase of 39 basis points from 3.60% for the first quarter of 1997. Increases in relatively higher costing time deposits as well as the addition of higher costing short-term and long-term borrowings contributed to the increase in the cost of total interest bearing liabilities for the first quarter of 1998.

Tax equivalent net interest income for the first quarter of 1998 was $6,515,000, an increase of $348,000 or 5.64% from $6,167,000 for the first quarter of 1997, primarily due to the average balance of interest earning assets increasing more than the average balance of interest bearing liabilities. However, the net interest spread on a tax equivalent basis declined 33 basis points to 3.85% for the first quarter of 1998, and the net interest margin, which is tax equivalent net interest income expressed as a percentage of average interest earning assets, declined 30 basis points to 4.65% for the first quarter of 1998. This reflects the fact that the growth of interest earning assets outpaced the growth in net interest income, resulting from the use of higher cost time deposits as well as short-term and long-term borrowings to fund the growth of average interest earning assets.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $300,000 for the first quarter of 1998 compared to $450,000 for the comparable 1997 period. The decreased provision for possible loan losses is primarily due to the decline in non-performing loans and the improvement in the company's asset quality ratios. Actual net loan charge-offs for the first three months of 1998 were $600,000 or 0.74% (annualized) of average total loans, as compared to net loan charge-offs of $73,000 or 0.10% (annualized) of average total loans for the comparable 1997 period.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
---------------------------------------------

Total non-interest income of $1,859,000 for the first quarter of 1998 was $34,000 or 1.8% lower than the comparable 1997 period. This decrease is primarily attributable to the service charges on deposit accounts which were $178,000 lower for the first quarter of 1998 as compared to the first quarter of 1997. This decline in service charge income was partially offset by an increase of $59,000 in other income, primarily due to ATM non-customer convenience fees. Additionally, 1998 first quarter non-interest income included $90,000 of gains from the sale of securities available - for -sale, an improvement of $85,000 from the gain of $5,000 recorded in the first quarter of 1997.

Total non-interest expense of $5,208,000 for the first three months of 1998 was $518,000 or 11% higher than the comparable 1997 period. Salaries and wages, other real estate expense and other expenses were the significant factors contributing to the increase in non-interest expense.

Salaries and wages totaled $2,394,000 for the first quarter of 1998, an increase of $364,000 compared to the first quarter of 1997. Merit increases, staff increases, and increased incentive salary programs were responsible for the increase in salary and wages expense.

Other real estate expense of $20,000 for the first quarter of 1998 represented a variance of $102,000 from income of $82,000 recorded in the first quarter of 1997. A gain of $123,000 from the sale of property classified as other real estate owned resulted in the recognition of income for the first quarter of 1997.

Other non-interest expenses of $616,000 for the first quarter of 1998 were $201,000 higher than the comparable 1997 period, reflecting increased costs associated primarily with insurance and advertising, as well as expenses associated with the issuance in June of 1997 of the 9.5% Cumulative Trust Preferred Securities.

INCOME TAXES
------------

The effective rates for the first quarter of 1998 and 1997 were 36.8% and 43.0%. The decrease in the effective tax rate for the first quarter of 1998 is due to lower state income taxes.

FINANCIAL CONDITION
-------------------

Loans

Total loans, net of deferred loan fees, of $323,189,000 at March 31, 1998 represent an increase of $661,000 from the December 31, 1997 balance of $322,528,000. Increases of approximately $4,100,000 in commercial mortgages and $3,400,000 in consumer loans were offset by decreases of $6,300,000 in commercial loans and $650,000 in residential mortgages. For the first three months of 1998, average loans of $322,739,000 represented 56.8% of total average interest earning assets, as compared to 56.9% of total average interest earning assets for the first three months of 1997.

Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the periods presented. Also presented are certain key ratios regarding the allowance.

                                      Three Months                Three Months
                                          Ended                       Ended
                                     March  31, 1998              March 31,1997
                                     ---------------              -------------
                                                (Dollars In Thousands)
Balance, beginning of period          $  6,974                     $  8,531
Provision charged to operations            300                          450
Loans charged off                         (779)                        (245)
 Recoveries of charged-off loans           179                          172
                                      --------                     --------
Balance, end of period                $  6,674                     $  8,908
                                      --------                     --------

Average gross loans outstanding
 during period.....................   $322,739                     $287,243
                                      --------                     --------
Total gross loans at period end....   $323,389                     $291,664
                                      --------                     --------
Net loans charged-off                 $    600                     $     73
                                      --------                     --------
Ratio of net loans charged-off to
  average loans outstanding
    during period (annualized)......     0.74%                         0.10%
                                         -----                        ------
Allowance for possible loan losses as
  a percentage of total gross loans..    2.06%                         3.05%
                                         -----                        ------

The amount of allowance applicable to non-classified loans was $5,134,000   and
$4,770,000 at March 31, 1998 and December 31, 1997, respectively.

Asset Quality

Non-performing assets consist of (I)non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

The following table reflects the components of non-performing assets at March 31, 1998 and December 31, 1997:

                                   March 31, 1998   December 31, 1997
                                   ---------------  ------------------
                                         (Dollars In Thousands)

Past due 90 days or more:
  Mortgage.......................         $   268             $   434
  Commercial.....................             645                 477
  Installment....................              65                  20
                                          -------             -------
  Total..........................         $   978             $   931
                                          -------             -------

Non-accrual loans:
  Mortgage.......................         $   811             $   652
  Commercial.....................           2,387               3,229
  Installment....................               6                  10
                                          -------             -------
     Total.......................         $ 3,204             $ 3,891
                                          -------             -------
TOTAL NON-PERFORMING LOANS.......         $ 4,182             $ 4,822
Restructured loans (excluding
 amounts classified as
 non-performing loans)                      1,615               1,619

Other real estate owned,
  net of reserve.................             319                 648
                                          -------             -------
TOTAL NON-PERFORMING ASSETS.              $ 6,116             $ 7,089
                                          -------             -------

Non-performing loans as a
   percent of total gross loans              1.29%               1.49%
                                          -------             -------
Non-performing loans as a
   percent of total assets.......            0.69%               0.80%
                                          -------             -------
Non-performing assets as a
  percent of loans and other
  real estate owned..............            1.89%               2.19%
                                          -------             -------
Allowance for possible loan
  losses.........................         $ 6,674             $ 6,974
                                          -------             -------
Allowance for possible loan
  losses as a percent of
  non-performing loans...........          159.59%             144.63%
                                          -------             -------

In addition to the non-performing and restructured loans as of March 31, 1998 and December 31, 1997, the Company had classified an additional $2,927,000 and $4,539,000, respectively, as substandard loans. A loan loss reserve has been allocated to such loans in accordance with the Company's policies.

At March 31, 1998, the recorded investment in loans that are considered to be impaired was $6,484,000 as compared to $7,334,000 at December 31, 1997. The related allowance for possible credit losses was $0 as of March 31, 1998 and December 31, 1997. The impaired loan portfolio is primarily collateral dependent. There was no change in the allowance for impaired loans during the first quarter of 1998, as compared to a recovery of $30,000 during the first quarter of 1997. The average recorded investment in impaired loans during the first quarter of 1998 was approximately $6,909,000 as compared to approximately $10,049,000 for the first quarter of 1997. For the first quarter of 1998, the Company recognized cash basis interest income on these impaired loans of $55,179 as compared to $55,279 for the first quarter of 1997.

The level of non-performing loans and assets is heavily dependent upon local economic conditions. The March 31, 1998 total non-performing assets of $6,116,000 represents a decrease of $973,000 or 13.7% from the total at December
31, 1997.   There can be no assurance that the level of the Company's non-
performing assets will not increase in the future.

Investment Securities and Federal Funds Sold

Federal funds sold of $35,020,000 at March 31, 1998 represent a decrease of $2,280,000 from the balance at December 31, 1997. Most of this decline is attributable to the transfer of funds into the investment portfolio. Average Federal Funds sold of $36,011,000 during the first three months of 1998 represented 6.3% of total average interest earning assets, as compared to 11.1% during the first three months of 1997.

Total average investment securities of $210,058,000 for the first three months of 1998 represent 36.9% of total average interest-earning assets, as compared to 32.0% for the comparable 1997 period.

Total investment securities, which include securities classified as held-to-maturity and available-for-sale, of $211,913,000 at March 31, 1998 represent an increase of $5,506,000 or 2.7% over the balance at December 31, 1997. During the first quarter of 1998, securities available-for-sale of $12,590,000 were sold, and a net gain of $90,000 was realized from the sale. During the first quarter of 1997, securities available-for-sale of $6,196,000 were sold and a net gain of $5,000 was realized from the sale.

Deposits

The March 31, 1998 total deposit balance of $521,996,000 represents a net increase of $3,758,000 over total deposits of $518,238,000 at December 31, 1997. Time deposits were responsible for this increase. Time deposits less than $100,000 increased $4,954,000 during the first quarter of 1998, with most of this growth represented by nine month and fifteen month certificates of deposit. Time deposits of $100,000 or more were $11,240,000 higher at March 31, 1998 than at December 31, 1997. This increase is primarily attributable to municipal deposits.

Short Term Borrowings

Short-term borrowings represent Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase, which are used to supplement the Bank's deposit base as a source of funding. The FHLB advances have remaining maturities of less than one year, while securities sold under agreement to repurchase generally have terms ranging from one to ninety days.

The average balance of short-term borrowings was $13,024,000 for the first quarter of 1998 as compared to $1,000,000 for the first quarter of 1997, and the average cost of short-term borrowings was 5.90% for the first quarter of

1998 as compared to 4.80% for the first quarter of 1997. In each instance, the increase is primarily attributable to FHLB advances.

Long-Term Debt

Long-term debt of $6,000,000 at March 31, 1998 represents FHLB advances with maturities of greater than one year. This debt represents a series of six $1,000,000 advances with interest rates ranging from 6.21% to 6.28% and maturities from April 1, 1999 to September 30, 1999. The advances are secured by residential mortgages and securities under a blanket collateral agreement.

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

Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of March 31, 1998 and December 31, 1997.

                                March 31, 1998   December 31, 1997
                                ---------------  ------------------
Cash and cash equivalents
  and securities maturing in
  one year to total assets                11.4%               11.3%
Net loans to total deposits               60.6%               60.9%

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the first three months of 1998, cash and cash equivalents decreased by $4,375,000, primarily to fund growth in the investment portfolio, and to a lesser extent, loans.

Net cash provided by operating activities was $2,097,000 for the first quarter of 1998, representing primarily the results of operations adjusted for depreciation, amortization and the provision for possible loan losses.

Net cash used in financing activities was $6,991,000 which was used primarily to fund growth in the securities portfolio and loans.

Net cash provided by financing activities was $519,000, reflecting a net increase in deposits, partially offset by a decrease of long term debt and payment of dividends to shareholders.


To assist in the management of its liquidity, the bank has available

$26,318,000 in lines of credit for federal funds. However, none of these lines were in use during the first quarter of 1998.

Managing the Bank's liquidity position involves a significant degree of analytical estimation and other objective factors. Although customer demand for funds, in the form of loans or deposit withdrawals, is largely dependent on general economic factors outside of the Bank's control, management believes that its present liquidity structure is adequate to meet such needs.

Liquidity of Bancorporation

Bancorporation's ability to meet its cash requirements, including dividend payments, is generally dependent upon the declaration and payment of dividends by the Bank to Bancorporation. Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1997, retained earnings of the Bank of $9,765,000 were available for payment of dividends to the parent company without regulatory approval. Additionally, at March 31, 1998 Bancorporation had $4,435,000 of cash for the purpose of paying operating costs and dividends. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in the Bank's inability to pay dividends to Bancorporation or could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make dividend payments and may be required to seek other sources of capital and liquidity, if available.

Interest Rate Sensitivity

Management of interest rate sensitivity involves matching the maturity and repricing dates of interest-earning assets with interest-bearing liabilities in an effort to reduce the impact of fluctuating net interest margins and to promote consistent growth of net interest income during periods of changing interest rates.

Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities, and is measured in terms of the ratio of the interest sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability sensitive and is reflected as a negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.


At March 31, 1998 the Company had a one year cumulative negative gap of

12.35%. This negative one year gap position may, as noted above, have a negative impact on earnings in a rising interest rate environment.

The calculation of these interest sensitivity gap positions involves certain assumptions as to the repricing period of interest earning assets and interest bearing liabilities. These gap positions are significantly impacted by assumptions made as to prepayments of loans and investment securities as well as to the repricing of deposit accounts. The impact of actual repayments, repricings and changes in interest rates may differ from the implications derived from the interest sensitivity gap analysis. Consequently, these static measurements are best used as early indicators of potential interest rate exposure.

The Company also uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate rise or fall of 200 basis points in interest rates (rate shock) over a twelve month period. Based on information and assumptions in effect at March 31, 1998, management believes that a 200 basis point rate shock over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

Capital Adequacy

At March 31, 1998, the Company had total capital equal to 14.65% of risk-based assets which included tier one capital equal to 13.38% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At March 31, 1998, the Company had tier one capital equal to 8.46% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

At March 31, 1998, the Bank had total capital equal to 13.48% of risk-based assets, which included tier one capital equal to 12.23% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At March 31, 1998, the Bank had tier one capital equal to 7.73% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

Recent Accounting Pronouncements and Other Matters

In June 1997, The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report information about business segments in their annual financial statements and selected business segment information in quarterly reports issued to shareholders. SFAS 131 requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. This statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 is effective for fiscal years beginning after December 31, 1997, but it need not be applied to interim financial statements in the initial year of its application.

Year 2000

In 1997, the Company conducted a review of its computer systems to determine the systems that would be affected by the Year 2000 issue. A steering committee comprised of senior management has been formed to ensure that adequate resources are allocated to this project and to monitor the progress and testing of the Year 2000 transition.

The Company's primary computer applications are handled by an outside processor. To date, the Company has received confirmation that this processor has developed a plan of action for testing and implementation of Year 2000 enhancements. The Company will use internal resources to identify and test all vendor applications for Year 2000 compliance. Testing is scheduled to begin in June 1998 and be completed by March 1999. The Company does not expect the costs associated with the Year 2000 transition to be material.



                    * * * * * * * * * * * * * * * * * * * *



Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve risks and uncertainties, including risks and uncertainties associated with quarterly fluctuations in results, the impact of changes in interest rates on the Company's net interest income, the quality of the Company's loans and other assets and the credit risk associated with lending activities, the fluctuations in the general economic and real estate climate in the Company's primary market area of New Jersey, the impact of competition from other banking institutions and financial service providers and the increasing consolidation of the banking industry, the enforcement of federal and state banking regulations and the effect of changes in such regulations, and other risks and uncertainties detailed from time to time in the Company's SEC reports. Actual results may vary materially from those expressed in any forward-looking statement herein.

                         BROAD NATIONAL BANCORPORATION



PART 2 - OTHER INFORMATION
--------------------------


4.  Submission of Matters to a Vote of Security Holders

    (a) The annual shareholders meeting of Broad National Bancorporation was held on April 16, 1998.

    (b) The Directors elected at this meeting were:

                                Affirmative  Withheld
                                   Votes     Authority
                                -----------  ---------

     Mr. Licinio Cruz             3,561,391     97,607
     Mr. John A. Dorman           3,658,084        914
     Mr. Arthur Fischman          3,656,672      2,326
     Mr. John J. Iannuzzi         3,658,193        805
     Mr. Donald M. Karp           3,658,084        914
     Mr. James J. Lazarus         3,568,573     90,425
     Mr. Edward J. Lenihan        3,656,672      2,326
     Mr. Stanley J. Lesnik        3,557,310    101,688
     Ms. Catherine McFarland      3,658,193        805
     Mr. Louis J. Owen            3,560,971     98,027
     Mr. A. Harold Schwartz       3,657,279      1,719
     Mr. Hubert Williams          3,561,282     97,716

    (f) KPMG Peat Marwick LLP was appointed as the Corporation's independent auditors for the year ending December 31, 1998 by holders of shares of common stock, as follows:

        FOR              3,656,781
                         ---------
        AGAINST              1,331
                         ---------
        ABSTAIN              2,225
                         ---------


6.   Exhibits and Reports on Form 8-K
     --------------------------------

     (a) Exhibits

         Statements re: computation of per share earnings is part of this Form 10-Q as Exhibit I.

     (b) No report on Form 8-K has been filed during the three month period ended March 31, 1998.

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



                         BROAD NATIONAL BANCORPORATION
                         -----------------------------
                                  (registrant)



Date: May 14, 1998                                      /s/ Donald M. Karp
                                                        -------------------
                                                        Donald M. Karp
                                                        Chairman and CEO



                                                        /s/ James Boyle
                                                        -------------------
                                                        James Boyle
                                                        Treasurer

                         BROAD NATIONAL BANCORPORATION
                      Computation of Net Income Per Share
                                  (Unaudited)

                                                           THREE-MONTH PERIOD
                                                              ENDED MARCH 31

                                                            1998       1997(1)
                                                            ----       -------
BASIC:

Net income available to common shareholders              $1,805,250   $1,661,150
                                                         ----------   ----------

Weighted average number of common shares
    outstanding                                           4,707,913    4,902,647
                                                         ----------   ----------


BASIC EARNINGS PER COMMON SHARE                          $     0.38   $     0.34
                                                         ==========   ==========

DILUTED:

Net income available to common shareholders              $1,805,250  $1,661,150
                                                         ----------  ----------

Weighted average number of common shares
    outstanding                                           4,707,913   4,902,647
Effects of dilutive securities
    Stock options                                           210,802     151,000
                                                         ----------  ----------
Adjusted weighted average number of common
     shares outstanding                                   4,918,715   5,053,647
                                                         ----------  ----------
DILUTED EARNINGS PER COMMON SHARE                        $     0.37  $     0.33
                                                               ====        ====

(1) Restated to reflect the effect of the 5% stock dividend declared in December 1997.

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Broad National Bancorporation:

We have reviewed the accompanying consolidated condensed statement of condition of Broad National Bancorporation and subsidiaries (the Company) as of March 31, 1998, and the related consolidated condensed statements of income, and cash flows for the three-month periods ended March 31, 1998 and 1997. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of the Company as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 15, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1997, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.



/s/ KPMG Peat Marwick LLP



Short Hills, New Jersey
May 14, 1998