Form 10-Q
period 1998-06-30
BROAD NATIONAL BANCORPORATION
filed 1998-08-13
CIK 703800

                      SECURITIES AND EXCHANGE COMMISSION



                            Washington, D.C.  20549



                                   Form 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended June 30,1998          Commission File Number 0-16637



                         BROAD NATIONAL BANCORPORATION

--------------------------------------------------------------------------------


            (Exact name of registrant as specified in its charter)


     NEW JERSEY                                     22-2395057
------------------------------                  -----------------------
(State or other jurisdiction of                 (IRS Employer
Incorporation or organization)                   identification No.)

905 Broad Street, Newark NJ                         07102
------------------------------                --------------------------
(Address of principal executive offices)          (Zip Code)



Registrant telephone number, including area code (973) 624-2300
                                                 ----------------



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

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of July 31, 1998:

                   Common Stock, $1.00 par value - 4,709,169

                         BROAD NATIONAL BANCORPORATION



                   Index to Form 10-Q Financial Information
            For the Three Months and Six Months Ended June 30,1998
            ------------------------------------------------------



                                                                        PAGE
                                                                        ----


PART 1 - FINANCIAL INFORMATION                                          3
------------------------------

Consolidated Statements of Condition
 as of June 30, 1998 and December 31, 1997                              4

Consolidated Statements of Income for the
 Three Month and Six Month Periods Ended June 30, 1998
 and 1997                                                               5

Consolidated Statements of Cash Flows for the Six
 Month Periods Ended June 30, 1998 and 1997                             7

Notes to Consolidated Financial Statements                              8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                    10


PART 2 - OTHER INFORMATION                                              23
--------------------------



Items 1,2, 3 & 4                       Not Applicable or Negative

Item 5                                                                  23

Item 6                                                                  26

Signatures                                                              27

Exhibit 1  - Computation of Net Income per Common Share                 28

Exhibit 2  - Independent Auditor's Review Report of Interim
                   Financial Information                                29

Exhibit 27 - Financial Data Schedule                                    30

                         BROAD NATIONAL BANCORPORATION



PART 1 - FINANCIAL INFORMATION

The following consolidated financial statements of Broad National Bancorporation as of June 30, 1998 and December 31, 1997 as well as the three month and six month periods ended June 30, 1998 and 1997 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further clarification and understanding, these interim statements should be read in conjunction with the annual report on Form 10-K of Broad National Bancorporation for the year ended December 31, 1997.

The results of operations for the periods presented are not necessarily an indication of the results which can be expected for 1998.

The registrant's independent public accountants, KPMG Peat Marwick LLP, have performed a limited review of these interim statements in accordance with the standards for such reviews promulgated by the American Institute of Certified Public Accountants. See page 29 for their report on this limited review.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (IN THOUSANDS)

                                                                                                  JUNE 30,             DECEMBER 31,
                                                                                                    1998                  1997
                                                                                                ------------           -----------
                                                                                                     (Unaudited)
      ASSETS
      ------
      CASH AND DUE FROM BANKS                                                                          $  28,075          $  21,933
      FEDERAL FUNDS SOLD                                                                                  39,600             37,300
                                                                                                          ------             ------
             CASH AND CASH EQUIVALENTS                                                                    67,675             59,233
      SECURITIES HELD-TO-MATURITY
         (aggregate market value $47,123 and $65,203, respectively)                                       47,036             65,330
      SECURITIES AVAILABLE-FOR-SALE                                                                      171,351            141,077
      LOANS, Net of deferred loan fees                                                                   342,568            322,528
         LESS -
               Allowance for possible loan losses                                                          7,292              6,974
      ------------------------------------------------------------------------------------------------------------------------------
                                NET LOANS                                                                335,276            315,554
      ------------------------------------------------------------------------------------------------------------------------------
      PREMISES AND EQUIPMENT, net                                                                          9,837              8,991
      ACCRUED INTEREST RECEIVABLE                                                                          4,294              4,020
      OTHER ASSETS                                                                                         7,582              7,464
      ------------------------------------------------------------------------------------------------------------------------------
                 TOTAL ASSETS                                                                           $643,051           $601,669
      ------------------------------------------------------------------------------------------------------------------------------

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
      DEPOSITS
         Non-interest bearing demand                                                                    $111,514           $103,054
         Savings, money market and interest bearing demand                                               232,755            230,467
         Time deposits less than $100,000                                                                104,220             94,017
         Time deposits of $100,000 or more                                                               109,653             90,700
      ------------------------------------------------------------------------------------------------------------------------------
                 TOTAL DEPOSITS                                                                          558,142            518,238
      SHORT-TERM BORROWING                                                                                13,507             13,000
      LONG-TERM DEBT                                                                                       3,000              9,000
      COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF A
      SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF BANCORPORATION                    11,500             11,500
      ACCRUED TAXES, INTEREST AND OTHER LIABILITIES                                                       15,006             10,700
      ------------------------------------------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES                                                                       601,155            562,438
      ------------------------------------------------------------------------------------------------------------------------------

      SHAREHOLDERS' EQUITY:
         Common stock, $1 par value, authorized 10,000,000 shares; issued 4,952,169
      shares at 6/30/98 and 4,948,921 shares at 12/31/97                                                   4,952              4,949
         Capital surplus                                                                                  31,015             30,996
         Retained earnings                                                                                 9,734              7,153
         Common Stock in treasury at cost; 243,000 shares at 6/30/98 and 242,000 shares at
      12/31/97                                                                                            (4,132)            (4,111)
         Accumulated other comprehensive income                                                              327                244
      ------------------------------------------------------------------------------------------------------------------------------
                 TOTAL SHAREHOLDERS' EQUITY                                                               41,896             39,231
      ------------------------------------------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $643,051           $601,669
      ------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                       3 MONTH PERIOD ENDED              6 MONTH PERIOD ENDED
                                                                       --------------------              --------------------
                                                                              JUNE 30                          JUNE 30
                                                                         1998         1997               1998         1997
                                                                            (UNAUDITED)                     (UNAUDITED)
       INTEREST INCOME:
         Interest and fees on loans                                 $  7,424        $  6,617         $ 14,612       $ 13,030
         Interest on securities held - to - maturity
         Taxable                                                         762           1,414            1,680          2,842
         Tax exempt                                                       17              13               35             26
         Interest on securities available - for -sale                  2,532           1,255            4,878          2,353
         Interest on federal funds sold                                  673             714            1,181          1,444
       ----------------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST INCOME                                       11,408          10,013           22,386         19,695
       ----------------------------------------------------------------------------------------------------------------------

       INTEREST EXPENSE:
         Interest on savings, money market  & interest
            bearing demand deposits                                    1,237           1,181            2,367          2,331
         Interest on time certificates of
            deposit of $100,000 or more                                1,500           1,415            2,919          2,624
         Interest on other time deposits                               1,412           1,173            2,749          2,323
         Interest on short-term borrowings                               203              21              395             33
         Interest on long-term debt                                       77               0              200              0
         Interest on 9.5% Cumulative Trust Preferred Securities          273               0              546              0
       ----------------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                                       4,702           3,790            9,176          7,311
       ----------------------------------------------------------------------------------------------------------------------

       NET INTEREST INCOME                                             6,706           6,223           13,210         12,384
       ----------------------------------------------------------------------------------------------------------------------

       PROVISION FOR POSSIBLE LOAN LOSSES                                225             450              525            900
       ----------------------------------------------------------------------------------------------------------------------

       NET INTEREST INCOME AFTER PROVISION FOR
         POSSIBLE LOAN LOSSES                                          6,481           5,773           12,685         11,484
       ----------------------------------------------------------------------------------------------------------------------
       NON-INTEREST  INCOME
         Service charges on deposit accounts                           1,470           1,470            2,908          3,086
         Other income                                                    370             261              702            533
         Gain (loss) on sale of securities available-for-sale           (45)              52               44             57
       ----------------------------------------------------------------------------------------------------------------------
          TOTAL NON-INTEREST  INCOME                                   1,795           1,783            3,654          3,676
       ----------------------------------------------------------------------------------------------------------------------

       NON-INTEREST EXPENSES:
         Salaries and wages                                            2,418           2,002            4,813          4,032
         Employee benefits                                               577             596            1,134          1,237
         Occupancy expense                                               530             515            1,022            990
         Furniture and equipment expense                                 364             256              684            515
         Data processing fees                                            218             274              459            565
         Legal fees                                                      148             195              313            387
         Professional fees                                               161             215              334            468
         Postage, delivery and communication                             186             154              365            326
         FDIC and OCC assessments                                         48              45               96             89
         Other real estate expense (income)                               24              38               44           (44)
         Other expenses                                                  743             766            1,361          1,181
       ----------------------------------------------------------------------------------------------------------------------
          TOTAL NON-INTEREST  EXPENSES                                 5,417           5,056           10,625          9,746
       ----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                        3 MONTH PERIOD ENDED                 6 MONTH PERIOD ENDED
                                                        --------------------                 --------------------
                                                              JUNE 30                              JUNE 30
                                                          1998          1997                     1998        1997
                                                             (UNAUDITED)                          (UNAUDITED)

INCOME BEFORE INCOME TAXES                              2,859           2,500                5,714         5,414
PROVISION FOR INCOME TAXES                              1,047             841                2,097         2,094
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                          $   1,812        $  1,659             $  3,617      $  3,320
--------------------------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING /1/
BASIC                                               4,708,548       4,832,156  (1)       4,708,230     4,863,901  (1)
DILUTED                                             4,929,909       5,019,226  (1)       4,924,012     5,032,789  (1)

--------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE /1/

BASIC                                                   $0.38           $0.34  (1)           $0.77         $0.68  (1)

DILUTED                                                 $0.37           $0.33  (1)           $0.73         $0.66  (1)








See accompanying notes to consolidated financial statements.




----------------------
                /1/ 1997 share and per share amounts have been restated to reflect the effect of the 5% stock dividend declared December 18, 1997.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      SIX MONTH PERIOD ENDED JUNE 30
                                                                                                            1998              1997
                                                                                                            ----              ----
                                                                                                               (Unaudited)
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                                           $  3,617       $  3,320
       Adjustments to reconcile net income to net cash
       provided by (used in ) operating activities:
         Depreciation and amortization                                                                           717            628
         Amortization of securities premium net                                                                  416            365
         Amortization of deferred points and fees
          and deferral of loan origination costs                                                                (122)          (220)
         Provision for possible loan losses                                                                      525            900
         Deferred tax benefit                                                                                   (461)        (1,110)
         Increase (decrease) in accrued taxes
            interest, and other liabilities                                                                    4,306           (310)
         Gain  on sale of securities available-for-sale                                                          (44)           (57)
         Gain on sale of loans                                                                                    (2)             0
         Gain on sale of other real estate owned                                                                 (18)          (115)
         Increase in accrued interest receivable                                                                (273)          (472)
         Decrease (increase) in other assets                                                                     206           (764)
       -----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                            $  8,867       $  2,165
       -----------------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from the sale of other real estate owned                                                    $    447       $    419
       Net increase in loan balances                                                                         (20,643)       (20,660)
       Proceeds from the sale of loans                                                                           182              0
       Proceeds from maturities of securities held-to-maturity                                                18,614         11,718
       Purchase of securities held-to-maturity                                                                  (478)        (6,716)
       Proceeds from maturities of securities available-for-sale                                              25,975          5,554
       Proceeds from the sale of securities available-for-sale                                                29,998         15,035
       Purchase of securities available-for-sale                                                             (86,333)       (34,543)
       Capital expenditures                                                                                   (1,563)          (649)
       -----------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                               $ (33,801)     $ (29,842)
       -----------------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in certificates of deposit                                                             $  29,156      $  14,039
       Net increase in demand deposit, savings, money market
         and interest bearing demand accounts                                                                 10,748         17,923
       Net increase in short-term borrowings                                                                     507          2,506
       Dividends paid                                                                                         (1,036)          (924)
       Issuance of Trust Preferred securities                                                                      0         11,500
       Decrease in long-term debt                                                                             (6,000)             0
       Issuance of Common Stock                                                                                   22              0
       Purchase of Treasury Stock                                                                                (21)        (1,335)
       -----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                                           $  33,376      $  43,709
       -----------------------------------------------------------------------------------------------------------------------------
       NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           $   8,442      $  16,032
       CASH AND CASH EQUIVALENTS, beginning of period                                                         59,233         76,857
       -----------------------------------------------------------------------------------------------------------------------------
       CASH AND CASH EQUIVALENTS, end of period                                                            $  67,675      $  92,889
       -----------------------------------------------------------------------------------------------------------------------------
       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for
       Interest                                                                                             $  9,092      $   7,104
       Taxes                                                                                                $     58      $   3,185
       -----------------------------------------------------------------------------------------------------------------------------

       See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

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

(2)      Net income per share -

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (e. g. stock options).

         Share and per share amounts for 1997 have been restated to reflect the 5% stock dividend declared in December 1997.

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

         For the six month period ended June 30, 1998 and 1997, the Company recorded comprehensive income of $3,700,000 and $3,255,000, respectively, consisting of net income of $3,617,000 and other comprehensive gains of $83,000 for the six month period ended June 30, 1998, and net income of $3,320,000 and other comprehensive losses of $65,000 for the six month period ended June 30, 1997. For the three month period ended June 30, 1998 and 1997, the Company recorded comprehensive income of $2,117,000 and $2,021,000, respectively, consisting of net income of $1,812,000 and other comprehensive gains of $305,000 for the three month period ended June 30, 1998, and net income of $1,659,000 and other comprehensive gains of $362,000 for the three month period ended June 30, 1997. In each instance, the comprehensive gains and losses represent unrealized holding gains and losses on securities available for sale, net of tax.

(5)      Reclassification -

         Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1998 presentation.

                BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1998
-----------------------------------------------------



                                     SUMMARY
                                     -------

The Company reported net income of $1,812,000 or $0.37 per diluted common share for the second quarter of 1998 compared to net income of $1,659,000 or $0.33 per diluted common share for the second quarter of 1997. Basic per share earnings were $0.38 for the second quarter of 1998 and $0.34 for the second quarter of 1997.

For the first six months of 1998, the Company reported net income of $3,617,000 or $0.73 per diluted common share, compared to net income of $3,320,000 or $0.66 per diluted common share for the first six months of 1997. Basic per share earnings were $0.77 for the first half of 1998 and $0.68 for the first half of 1997.

Per share data for 1997 has been restated to reflect the effect of a 5% stock dividend declared December 18, 1997.

As compared to December 31, 1997, total assets increased $41.4 million or 6.9% to $643.1 million at June 30, 1998; loans, net of deferred fees, increased $20 million or 6.2% to $342.6 million; deposits increased $39.9 million or 7.7% to $558.1 million; and shareholders' equity increased $2.7 million or 6.8% to $41.9 million.

The Company's annualized return on average assets and annualized return on average shareholders' equity were 1.18% and 18.16%, respectively, for the first six months of 1998, compared to annualized returns of 1.22% and 17.1%, respectively, for the comparable 1997 period.

RESULTS OF OPERATIONS
---------------------

Net Interest Income
-------------------

Net interest income, the primary source of earnings for the Company, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and other interest bearing liabilities. Earning assets include loans, investment securities and federal funds sold. Interest bearing liabilities include savings, money market, interest bearing demand and time deposits, and short-term and long-term borrowings.

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

(3) Annualized

                               NET INTEREST INCOME
                            Six Months Ended June 30
                             (Dollars in Thousands)

                                                                1998                                          1997
                                                                ----                                          ----

                                                    Average      Interest      Average          Average     Interest   Average
                                                     Balance     And Fees     Rate (3)          Balance     and Fees  Rate (3)
                                                     -------     --------     --------          -------     --------  --------
    ASSETS
    Federal Funds Sold                              $ 42,590     $  1,181        5.52%         $ 53,934     $  1,444     5.33%
                                                    --------     --------                      --------       ------
    Investment Securities (1)
       Securities held - to - maturity                56,970        1,733        6.08%           89,764        2,881     6.42%
       Securities available - for - sale             155,303        4,878        6.28%           75,815        2,353     6.21%
                                                    --------     --------                      --------       ------
    Total Investment Securities                      212,273        6,611        6.23%  (1)     165,579        5,234     6.32%  (1)
                                                    --------     --------                      --------       ------

    Loans

      Mortgage                                       190,960        8,444        8.84%          172,031        7,638     8.88%
      Installment                                     49,734        2,146        8.70%           41,335        1,873     9.14%
      Commercial                                      87,920        4,022        9.23%           80,092        3,519     8.86%
                                                    --------     --------                      --------       ------

    Total Loans                                      328,614       14,612        8.97%          293,458       13,030     8.95%
                                                    --------     --------                      --------       ------

    Total interest earning assets                    583,477     $ 22,404        7.74%  (2)     512,971     $ 19,708     7.75%  (2)
                                                    --------     --------                      --------       ------

    Less - Allowance for possible loan losses          6,845                                      8,863
    All other assets                                  41,169                                     44,950
                                                    --------                                   --------

    Total Assets                                    $617,801                                   $549,058
                                                    --------                                   --------


    LIABILITIES AND SHAREHOLDERS' EQUITY

    Interest Bearing Deposits
       Savings, money market and interest
        bearing demand deposits                     $222,421    $   2,367        2.15%         $214,115    $   2,331     2.20%
        Time Deposits
             Under $100,000                          105,036        2,749        5.28%           92,520        2,323     5.06%
             Over $100,000                           104,787        2,919        5.62%           94,727        2,624     5.59%
                                                    --------     --------                      --------       ------

    Total interest bearing deposits                  432,244        8,035        3.75%          401,362        7,278     3.66%
                                                    --------     --------                      --------       ------

    Short term borrowings                             13,278          395        5.92%            1,332           33     4.93%
    Long term debt                                     6,458          200        6.16%                0            0     0.00%
    9.5% Cumulative Trust Preferred Securities        11,500          546        9.50%                0            0     0.00%
                                                      ------          ---                             -            -
    Total Interest Bearing Liabilities               463,480    $   9,176        3.99%          402,694    $   7,311     3.66%
                                                    --------     --------                      --------       ------

    Other liabilities                                 10,719                                      8,624
    Demand deposits                                  103,439                                     98,582
    Shareholders' equity                              40,163                                     39,158
                                                    --------                                   --------

    Total liabilities and shareholders' equity      $617,801                                   $549,058
                                                    --------                                   --------

    NET INTEREST INCOME; NET INTEREST SPREAD                    $  13,228        3.75%                     $  12,397     4.09%
    NET INTEREST MARGIN                                                          4.57%  (2)                              4.87%  (2)

Rate/Volume Analysis Of Net Interest Income
-------------------------------------------

The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the six months ended June 30, 1998 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.

                                                                       Increase (Decrease) Due to a
                                                                                 Change in the
                                                                   ----------------------------------------
                                                                   Average Balance               Average Rate               Total
                                                                   ---------------               ------------               -----
                                                                            (Dollars in Thousands)
    Interest Earned on:

      Loans                                                               $  1,502                     $    80              $  1,582
       Investment securities                                                 1,454                        (77)                 1,377
       Federal funds sold                                                    (315)                          52                 (263)
                                                                          --------                      ------              --------
       Total interest income                                              $  2,641                      $   55              $  2,696
                                                                          --------                      ------              --------
    Interest paid on:
       Savings, money market and interest
         bearing demand deposits                                        $       86                       $(50)             $      36
    Certificates of deposit:
       Under $100,000                                                          328                          98                   426
       Over  $100,000                                                          280                          15                   295
    Short term borrowings                                                      355                           7                   362
    Long term debt                                                             200                           0                   200
    9.5% Cumulative Trust Preferred Securities                                 546                           0                   546
                                                                          --------                      ------              --------
    Total Interest expense                                                $  1,795                      $   70              $  1,865
                                                                          --------                      ------              --------
    Change in net interest income                                        $     846                       $(15)             $     831
                                                                         ---------                       -----             ---------
    Percent increase in net interest
       income over the prior period                                                                                            6.70%
                                                                                                                               -----

Total tax equivalent interest income of $22,404,000 for the first six months of 1998 represents an increase of $2,696,000 or 13.7% over total tax equivalent interest income of $19,708,000 for the comparable 1997 period. This improvement is primarily due to an increase of $70,506,000 in the average balance of total interest earning assets for the first six months of 1998 as compared to the first six months of 1997. The average balance of total investment securities was $46,694,000 higher for the first six months of 1998 as compared to the first six months of 1997, while the average balance of total loans was $35,156,000 higher. These increases were offset by a decline of $11,344,000 in the average balance of federal funds sold. The increase in the average balance of interest earning assets contributed $2,641,000 to the increase of $2,696,000 in total tax equivalent interest income. The average rate earned on interest earning assets for the first six months of 1998 was 7.74%, as compared to 7.75% for the first six months of 1997.

Total interest expense of $9,176,000 for the first six months of 1998 was $1,865,000 or 25.5% higher than the comparable prior year period. An increase of $60,786,000 in average total interest bearing liabilities is the primary reason for this increase, resulting in an additional $1,795,000 of interest expense for the first six months of 1998 as compared to the first six months of 1997. The average cost of total interest bearing liabilities for the first six months of 1998 was 3.99%, an increase of 33 basis points from 3.66% for the first half of 1997. Interest expense for the first six months of 1998 was $70,000 higher than the comparable 1997 period as a result of this increase in the cost of total interest bearing liabilities. Increases in time deposits and short-term borrowings as well as the addition of long-term borrowings contributed to the increase in total interest expense for the first half of 1998 as compared to the first half of 1997.

Tax equivalent net interest income for the first six months of 1998 was $13,228,000, an increase of $831,000 or 6.7% from $12,397,000 for the comparable
1997 period, primarily due to the average balance of interest earning assets increasing more than the average balance of interest bearing liabilities. The net interest spread on a tax equivalent basis declined 34 basis points to 3.75% for the first half of 1998, and the net interest margin, which is tax equivalent net interest income expressed as a percentage of average interest earning assets, declined 30 basis points to 4.57% for the first six months of 1998. This reflects the fact that the growth of interest earning assets outpaced the growth of net interest income, resulting from the use of higher cost time deposits and short-term and long-term borrowings to fund the growth of average interest earning assets.

Tax equivalent net interest income for the three-month period ended June 30, 1998 was $6,713,000 compared to $6,231,000 for the same period in 1997. This represents an increase of $482,000 or 7.7%. The yield on interest earning assets was 7.66% for the three-month period ended June 30, 1998, compared to 7.72% for the same period in 1997, and the cost of interest bearing liabilities was 3.97% for the three-month period ended June 30, 1998, compared to 3.68% for the same period in 1997. The 9.5% Cumulative Trust Preferred Securities and the short-term and long-term FHLB advances represent the primary factors for the increase in the cost of funds. The net interest margin for the three-month period ended June 30, 1998 was 4.5%, compared to 4.8% for the same period in 1997.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the loan portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses for the three-month and six-month periods ended June 30, 1998 was $225,000 and $525,000, respectively, compared to $450,000 and $900,000 in 1997. In each instance, the decrease in the provision for possible loan losses from the comparable prior year period is primarily due to the decline in non-performing loans and the improvement in the Company's asset quality ratios. Actual net loan charge-offs for the first six months of 1998 were $207,000 or 0.12% (annualized) of average total loans, as compared to net loan charge-offs of $394,000 or 0.27% (annualized) of average total loans for the comparable 1997 period.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
---------------------------------------------

Total non-interest income for the three-month and six-month periods ended June 30, 1998 was $1,795,000 and $3,654,000, respectively, as compared to $1,783,000 and $3,676,000 in 1997.

Total non-interest income for the three months ended June 30, 1998 was $12,000 higher than the comparable prior year period, primarily due to an increase of $109,000 in other non-interest income, primarily ATM related fees, which increase was offset by a net decline of $97,000 from the sale of securities available-for-sale. The Company recorded a loss of $45,000 from the sale of securities available-for-sale during the quarter ended June 30, 1998, as compared to a gain of $52,000 for the quarter ended June 30, 1997.

For the six months ended June 30, 1998, total non-interest income was $22,000 lower than the comparable prior year period. Service charges on deposit accounts were $178,000 lower for 1998 as compared to 1997, while other non-interest income was $169,000 higher, primarily attributable to ATM related fees. The company recorded a gain of

$44,000 from the sale of securities available-for-sale during the six month period ended June 30, 1998, a decline of $13,000 from the gain of $57,000 recorded during the first six months of 1997.

For the three-month period ended June 30, 1998, total non-interest expenses of $5,417,000 were $361,000 or 7.1% higher than total non-interest expenses of $5,056,000 for the comparable 1997 period. For the six-month period ended June 30, 1998, total non-interest expenses of $10,625,000 were $879,000 or 9% higher than total non-interest expenses of $9,746,000 for the six-month period ended June 30, 1997. In each instance, the primary factor for the increase is salary expense.

Comparing second quarter 1998 non-interest expenses to the second quarter of 1997, salary expense was $416,000 or 20.8% higher, attributable to merit increases and incentive-based compensation programs. Furniture and equipment expenses of $364,000 were $108,000 or 42.2% higher, primarily due to increased depreciation expense for computer and telephone systems, as well as increased costs associated with ATM equipment. These increases were partially offset by reductions in data processing fees, legal fees and professional fees.

Comparing the six-month period ended June 30, 1998 to the same period in 1997, salary expense was $781,000 or 19.4% higher, primarily due to merit increases and incentive-based compensation programs. Furniture and equipment expense was $169,000 or 32.8% higher, attributable to increased depreciation expense for computer and telephone systems, as well as increased costs associated with ATM equipment. Other real estate expense was $88,000 or 200% higher. A gain from the sale of property classified as other real estate owned resulted in the recognition of income of $44,000 for the first six months of 1997 compared to expenses of $44,000 for the first six months of 1998. Other expenses were $180,000 or 15.2% higher, primarily due to increased marketing expenses as well as the amortization of expenses associated with the issuance in June of 1997 of the 9.5% Cumulative Trust Preferred Securities. These increases were partially offset by reductions in data processing fees, legal fees and professional fees.

FINANCIAL CONDITION
-------------------

Loans

Total loans, net of deferred loan fees, were $342,568,000 at June 30, 1998 which represents an increase of $20,040,000 or 6.2% from the December 31, 1997 balance of $322,528,000. The most significant components of the increase in loan balances were an increase of $16,244,000 or 11.5% in commercial mortgages and an increase of $11,584,000 or 36.3% in home equity fixed rate loans and adjustable rate lines of credit. These increases were partially offset by a decline of $8,770,000 or 9.3% in commercial loans. For the first six months of 1998, average loans of $328,614,000 represented 56.3% of total average interest earning assets, as compared to 57.2% of total average interest earning assets for the first six months of 1997.

Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the periods presented. Also presented are certain key ratios regarding the allowance.

                                                                                    Six Months                           Six Months
                                                                                      Ended                                Ended
                                                                                  June 30, 1998                        June 30, 1997
                                                                                  -------------                        -------------
                                                                                                (Dollars In Thousands)
        Balance, beginning of period                                              $    6,974                            $     8,531
        Provision charged to operations                                                  525                                    900
        Loans charged off                                                              (839)                                  (733)
        Recoveries of charged-off loans                                                  632                                    339
                                                                                  ----------                             ----------
        Balance, end of period                                                    $    7,292                             $    9,037
                                                                                  ----------                             ----------

        Average gross loans outstanding
         during period                                                              $328,614                               $293,458
                                                                                    --------                               --------
        Total gross loans at period end                                             $342,568                               $307,601
                                                                                    --------                               --------
        Net loans charged-off                                                       $    207                               $    394
                                                                                    --------                               --------
        Ratio of net loans charged-off to average loans
        outstanding during period (annualized)                                         0.12%                                  0.27%
                                                                                       -----                                  -----
        Allowance for possible loan losses as
          a percentage of total gross loans                                            2.13%                                  2.94%
                                                                                       -----                                  -----


The amount of allowance applicable to non-classified loans was $5,742,000 and $4,770,000 at June 30, 1998 and December 31, 1997, respectively.

Asset Quality

Non-performing assets consist of (i)non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

The following table reflects the components of non-performing assets at June 30, 1998 and December 31, 1997:

                                                      June 30, 1998             December 31, 1997
                                                      -------------             -----------------
                                                                 (Dollars In Thousands)
    Past due 90 days or more:
    Mortgage .......................................         $  661                  $  434
    Commercial .....................................            167                     477
    Installment ....................................             54                      20
                                                             ------                  ------
    Total ..........................................         $  882                  $  931
                                                             ------                  ------

Non-accrual loans:
    Mortgage .......................................         $  469                  $  652
    Commercial .....................................          2,384                   3,229
    Installment ....................................             15                      10
                                                             ------                  ------
    Total ..........................................         $2,868                  $3,891
                                                             ------                  ------
Total non-performing loans .........................         $3,750                  $4,822
Restructured loans (excluding amounts classified as
non-performing loans)...............................          1,608                   1,619
Other real estate owned,
  net of reserve....................................            314                     648
                                                             ------                  ------
Total non-performing assets ........................         $5,672                  $7,089
                                                             ------                  ------

Non-performing loans as a
   percent of total gross loans ....................          1.09%                   1.49%
                                                             ------                  ------
Non-performing loans as a
   percent of total assets .........................          0.58%                   0.80%
                                                             ------                  ------
Non-performing assets as a
  percent of loans and other
  real estate owned  ...............................          1.65%                   2.19%
                                                             ------                  ------
Allowance for possible loan
  losses ...........................................         $7,292                  $6,974
                                                             ------                  ------
Allowance for possible loan
  losses as a percent of
      non-performing loans .........................        194.45%                 144.63%
                                                            -------                 -------

In addition to the non-performing and restructured loans as of June 30, 1998 and December 31, 1997, the Company had classified an additional $3,781,000 and $4,539,000, respectively, as substandard loans. Substandard loans are classified according to the Company's internal loan classification system. A loan loss reserve has been allocated to such loans in accordance with the Company's policies.

At June 30, 1998, the recorded investment in loans that are considered to be impaired was $4,434,000 as compared to $7,334,000 at December 31, 1997. The related allowance for credit losses was 0 as of June 30, 1998 and 0 as of December 31, 1997. The impaired loan portfolio is primarily collateral dependent. There was no change in the allowance for impaired loans during the first six months of 1998 compared to a recovery of $30,000 during the first six months of 1997. The average recorded investment in impaired loans during the first six months of 1998 was approximately $6,084,000. For the first six months of 1998, the Company recognized cash basis interest income on these impaired loans of $88,740 compared to $131,289 for the first six months of 1997.

Total non-performing assets of $5,672,000 represents a decrease of $1,417,000 or 20% over the total at December 31, 1997. There can be no assurance that the level of non-performing assets will not increase in the future.

Investment Securities and Federal Funds Sold

Federal funds sold of $39,600,000 at June 30, 1998, represent an increase of $2,300,000 from the balance at December 31, 1997. Average Federal Funds sold of $42,590,000 during the first six months of 1998 represented 7.3% of total average interest earning assets, as compared to 10.5% during the first six months of 1997.

Total average investment securities of $212,273,000 for the first six months of 1998 represent 36.4% of total average interest-earning assets, as compared to 32.3% for the comparable 1997 period.

Total investment securities, which include securities classified as held-to-maturity and available-for-sale, of $218,387,000 at June 30, 1998 represent an increase of $11,980,000 or 5.8% over the balance at December 31, 1997. During the first half of 1998, securities available-for-sale of $29,998,000 were sold and a net gain of $44,000 was realized as compared to sales of $15,035,000 and a gain of $57,000 for the first half of 1997.

Deposits

The June 30, 1998 total deposit balance of $558,142,000 represents an increase of $39,904,000 or 7.7% over total deposits of $518,238,000 at December 31, 1997.
Non-interest bearing demand deposits of $111,514,000 at June 30, 1998 represented an increase of $8,460,000 or 8.2% from the December 31, 1997 balance of $103,054,000. Time deposits less than $100,000 increased $10,203,000 or 10.9%
during the first six months of 1998, with most of this growth represented by nine-month and fifteen-month certificates of deposit. Time deposits of $100,000 or more were $18,953,000 or 20.9% higher at June 30, 1998 than at December 31, 1997. This increase is primarily attributable to municipal deposits.

Short Term Borrowings

Short-term borrowings represent Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase, which are used to supplement the Bank's deposit base as a source of funding. The FHLB advances have remaining maturities of less than one year, while securities sold under agreement to repurchase generally have terms ranging from one to ninety days.

The average balance of short-term borrowings was $13,278,000 for the first six months of 1998 as compared to $1,332,000 for the first six months of 1997, and the average cost of short-term borrowings was 5.92% for the first six months of 1998 as compared to 4.93% for the first six months of 1997. In each instance, the increase is primarily attributable to FHLB advances.

Long-Term Debt

Long-term debt of $3,000,000 at June 30, 1998 represents FHLB advances with maturities of greater than one year. This debt represents a series of three $1,000,000 advances with interest rates ranging from 6.25% to 6.28% and maturities from July 30, 1999 to September 30, 1999. The advances are secured by residential mortgages and securities under a blanket collateral agreement.

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

Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of June 30, 1998 and December 31, 1997.



                                     June 30, 1998      December 31, 1997
Cash and cash equivalents
  and securities maturing in
  one year to total assets               12.4%                 11.3%
Net loans to total deposits              60.1%                 60.9%

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the first six months of 1998, cash and cash equivalents increased by $8,442,000.

Net cash provided by operating activities was $8,867,000 for the first half of 1998, representing primarily the results of operations adjusted for depreciation, amortization and the provision for possible loan losses, as well as an increase in accrued taxes, interest and other liabilities.

Net cash used in investing activities was $33,801,000 which was used primarily to fund growth in the securities portfolio and loans.

Net cash provided by financing activities was $33,376,000, reflecting a net increase in deposits, partially offset by a decrease of long term debt and payment of dividends to shareholders.

To assist in the management of its liquidity, the bank has available $26,318,000 in lines of credit for federal funds. However, none of these lines were in use during the first six months of 1998.

Managing the Bank's liquidity position involves a significant degree of analytical estimation and other objective factors. Although customer demand for funds, in the form of loans or deposit withdrawals, is largely dependent on general economic factors outside of the Bank's control, management believes that its present liquidity structure is adequate to meet such needs.

Liquidity of Bancorporation

Bancorporation's ability to meet its cash requirements, including interest and dividend payments, is generally dependent upon the declaration and payment of dividends by the Bank to Bancorporation. Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1997, retained earnings of the Bank of $9,765,000 were available for payment of dividends to the parent company without regulatory approval. Additionally, at June 30, 1998 Bancorporation had $3,675,000 of cash for the purpose of paying operating costs, interest and dividends. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in the Bank's inability to pay dividends to Bancorporation or could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make interest and dividend payments and may be required to seek other sources of capital and liquidity, if available.

Capital Adequacy

At June 30, 1998, the Company had total capital equal to 14.13% of risk-based assets which included tier one capital equal to 12.87% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At June 30, 1998, the Company had tier one capital equal to 8.26% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

At June 30, 1998, the Bank had total capital equal to 13.23% of risk-based assets, which included tier one capital equal to 11.98% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At June 30, 1998, the Company had tier one capital equal to 7.69% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

Recent Accounting Pronouncements and Other Matters

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Post-retirement Benefits." This statement standardizes the disclosure requirements for pension and other post- retirement benefits by requiring additional information that will facilitate financial analysis, and eliminating certain disclosures that are no longer considered useful. This statement supercedes SFAS 87, 88, and 106. SFAS 132 is effective for fiscal years beginning after December 15, 1997 and will be adopted December 31, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. SFAS 133 supercedes the disclosure requirements in SFAS 80, 105 and 119 and is effective for periods after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

Year 2000

In 1997, the Company conducted a review of its computer systems to determine the systems that would be affected by the Year 2000 issue. A steering committee comprised of senior management has been formed to ensure that adequate resources are allocated to this project and to monitor the progress and testing of the Year 2000 transition.

The Company's primary computer applications are handled by an outside processor. To date, the Company has received confirmation that this processor has developed a plan of action for testing and implementation of Year 2000 enhancements. The Company will use internal resources to identify and test all vendor applications for Year 2000 compliance. Testing originally scheduled to begin June 1998 has been rescheduled to begin in September 1998. Expected completion remains scheduled for March 1999. The Company does not expect the costs associated with the Year 2000 transition to be material.

Acquisition of New Branch

In May 1998, the Company's wholly owned banking subsidiary, Broad National Bank, signed an agreement with Panasia Bank pursuant to which Broad National Bank will purchase the operations and approximately $4.1 million in deposits at Panasia's branch in Jersey City, New Jersey.

The transaction is scheduled to close in August 1998.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At June 30, 1998 the Company had a one year cumulative negative gap of 19.5%. This negative one year gap position may, as noted above, have a negative impact on earnings in a rising interest rate environment.

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

The Company also uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate rise or fall of 200 basis points in interest rates (rate shock) over a twelve month period. Based on information and assumptions in effect at June 30, 1998, management believes that a 200 basis point rate shock over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

There has been no material change in the Company's market risk exposures since December 31, 1997.

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

                          BROAD NATIONAL BANCORPORATION

PART 2 - OTHER INFORMATION
--------------------------


5.    Other information - Earnings Statement
      --------------------------------------

             The following consolidated earnings statements of Broad National Bancorporation for the twelve month periods ended June 30, 1998 and 1997 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

             The results of operations for the periods presented are not necessarily an indication of the results which can be expected for future periods.

             The earnings statement is presented pursuant to Section 3. (g) of the Underwriting Agreement dated June 25, 1997 between BNB Capital Trust, a statutory business trust organized under the Business Trust Act of the State of Delaware, Broad National Bancorporation and Ryan Beck & Co., Inc. with respect to the issue and sale by BNB Capital Trust of company-obligated mandatorily redeemable 9.5% Cumulative Trust Preferred Securities of BNB Capital Trust, which holds solely junior subordinated debentures of Broad National Bancorporation (9.5% Cumulative Trust Preferred Securities).

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

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                               EARNINGS STATEMENTS
                                 (IN THOUSANDS)


                                                                                                   12 MONTH PERIOD ENDED
                                                                                                   ----------------------
                                                                                                          JUNE 30
                                                                                           1998                            1997
                                                                                                         (UNAUDITED)

       INTEREST INCOME
         Interest and fees on loans                                                     $ 28,517                        $ 25,357
         Interest on securities held - to - maturity
         Taxable                                                                           4,002                           5,494
         Tax exempt                                                                           69                              45
         Interest on securities available - for -sale                                      8,408                           4,170
         Interest on federal funds sold                                                    2,550                           3,213
       --------------------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST INCOME                                                           43,546                          38,279
       --------------------------------------------------------------------------------------------------------------------------

       INTEREST EXPENSE:
         Interest on savings, money market & interest bearing
           demand deposits                                                                 4,792                           4,781
         Interest on time certificates of
           deposit of $100,000 or more                                                     5,477                           4,583
         Interest on other time deposits                                                   5,416                           4,436
         Interest on short-term borrowings                                                   643                              58
         Interest on long-term debt                                                          375                               0
         Interest on 9.5% Cumulative Trust Preferred Securities                            1,092                               0
       --------------------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                                                          17,795                          13,858
       --------------------------------------------------------------------------------------------------------------------------

       NET INTEREST INCOME                                                                25,751                          24,421
       --------------------------------------------------------------------------------------------------------------------------

       PROVISION FOR POSSIBLE LOAN LOSSES                                                  1,425                           1,800
       --------------------------------------------------------------------------------------------------------------------------

       NET INTEREST INCOME AFTER PROVISION FOR
         POSSIBLE LOAN LOSSES                                                             24,326                          22,621
       --------------------------------------------------------------------------------------------------------------------------
       NON-INTEREST  INCOME
         Service charges on deposit accounts                                               5,767                           6,479
         Other income                                                                      1,256                           1,316
         Gain on sale of securities available-for-sale                                        72                              59
       --------------------------------------------------------------------------------------------------------------------------
          TOTAL NON-INTEREST  INCOME                                                       7,095                           7,854
       --------------------------------------------------------------------------------------------------------------------------

       NON-INTEREST EXPENSES:
         Salaries and wages                                                                8,781                           7,855
         Employee benefits                                                                 1,991                           2,565
         Occupancy expense                                                                 2,042                           1,989
         Furniture and equipment expense                                                   1,336                           1,041
         Data processing fees                                                                977                           1,112
         Legal fees                                                                          673                             857
         Professional fees                                                                 1,000                           1,310
         Postage, delivery and communication                                                 760                             672
         FDIC and OCC assessments                                                            189                             146
         Other real estate expense (income)                                                (131)                              45
         Other expenses                                                                    2,810                           2,227
       --------------------------------------------------------------------------------------------------------------------------
          TOTAL NON-INTEREST  EXPENSES                                                    20,428                          19,819
       --------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                               EARNINGS STATEMENTS
                                 (IN THOUSANDS)


                                                                                                        12 MONTH PERIOD ENDED
                                                                                                      -------------------------
                                                                                                               JUNE 30

                                                                                                   1998                     1997
                                                                                                             (UNAUDITED)


          INCOME BEFORE INCOME TAXES                                                             10,993                   10,656
          PROVISION FOR INCOME TAXES                                                              4,285                    4,227
          -----------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                                          $   6,708                 $  6,429

          -----------------------------------------------------------------------------------------------------------------------
          NET INCOME PER COMMON SHARE (1)

          BASIC                                                                                   $1.43                    $1.32

          DILUTED                                                                                 $1.37                    $1.28










---------------------
        (1) Share and per share amounts have been restated to reflect the effect of prior stock dividends.

6.   Exhibits and Reports on Form 8-K
     --------------------------------

        (a)   Exhibits

              Statements re: computation of per share earnings is part of this Form 10-Q as Exhibit I.

        (b)   Reports on Form 8-K

              On May 18, 1998, the Company filed a form 8-K Item 5 (date of earliest event - May 8, 1998), to announce that on May 8, 1998, the Company's wholly-owned banking subsidiary, Broad National Bank, and Panasia Bank signed an agreement pursuant to which Broad National Bank has agreed to purchase the operations and approximately $4.1 million in deposits at Panasia's branch at 348 Central Avenue, Jersey City, New Jersey.

              The transaction is subject to the satisfaction of certain conditions precedent, including obtaining regulatory approval, and it is anticipated that the transaction would be consummated in the third quarter of 1998.

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

                          BROAD NATIONAL BANCORPORATION
                          -----------------------------
                                  (registrant)

Date: August 13, 1998                                /s/ Donald M. Karp
                                                     ------------------

                                                     Donald M. Karp
                                                     Chairman and CEO

                                                     /s/ James Boyle

                                                     James Boyle
                                                     Treasurer

                          BROAD NATIONAL BANCORPORATION
                       Computation of Net Income Per Share
                                   (Unaudited)



                                                              THREE-MONTH PERIOD                         SIX-MONTH PERIOD
                                                                ENDED JUNE 30                             ENDED JUNE 30
                                                       1998                   1997/1/                 1998            1997/1/
                                                       ----                   ---                     ----            ----

               BASIC:
    Net Income available to common                     $1,811,801         $1,658,537               $3,617,051         $3,319,687
        shareholders                                   ----------         ----------               ----------         ----------

    Weighted average number of common                   4,708,548          4,832,156                4,708,230          4,863,901
        shares outstanding                              ---------          ---------                ---------          ---------


    Basic Earnings Per Common Share                 $        0.38     $         0.34            $        0.77     $         0.68
                                                    =============     ==============            =============     ==============


                  DILUTED:

    Net income available to common                     $1,811,801         $1,658,537               $3,617,051         $3,319,687
        shareholders                                   ----------         ----------               ----------         ----------
    Weighted average number of common
        shares outstanding                              4,708,548          4,832,156               4,708,230,          4,863,901
                                                        ---------          ---------               ----------          ---------
    Effects of dilutive securities
       Stock options                                      221,361            187,070                  215,782            168,888
                                                          -------            -------                  -------            -------
    Adjusted average number of common
       shares outstanding                               4,929,909          5,019,226                4,924,012          5,032,789
                                                        ---------          ---------                ---------          ---------


    Diluted earnings per common share              $         0.37     $         0.33           $         0.73     $         0.66
                                                   ==============     ==============           ==============     ==============


-----------------------------
        /1/ Restated to reflect the effect of the 5% stock dividend declared in December 1997.

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Broad National Bancorporation:

We have reviewed the accompanying consolidated condensed statement of condition of Broad National Bancorporation and subsidiaries (the Company) as of June 30, 1998, and the related consolidated condensed statements of income, and cash flows for the three-month and six month periods ended June 30, 1998 and 1997. These consolidated condensed financial statements are the responsibility of the Company's management.

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

/s/ KPMG Peat Marwick LLP




Short Hills, New Jersey
August 13, 1998
------------------------