Form 10-Q
period 1998-09-30
BROAD NATIONAL BANCORPORATION
filed 1998-11-13
CIK 703800

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30,1998              Commission File Number 0-16637



                          BROAD NATIONAL BANCORPORATION
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                         22-2395057
------------------------------                          -----------------------
(State or other jurisdiction of                            IRS Employer
 Incorporation or organization)                            identification No.)

 905 Broad Street, Newark NJ                                   07102
------------------------------                           -----------------------
(Address of principal executive offices)                     (Zip Code)


Registrant telephone number, including area code (973) 624-2300
                                                 --------------


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

             YES  X      NO
                 ----       -----

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of October 31, 1998:

                    Common Stock, $1.00 par value - 4,665,869

                          BROAD NATIONAL BANCORPORATION

                   Index to Form 10-Q Financial Information
         For the Three Months and Nine Months Ended September 30,1998
             ----------------------------------------------------

                                                                           PAGE
                                                                           ----

PART 1 - FINANCIAL INFORMATION                                              3
------------------------------

Consolidated Statements of Condition
 as of September 30, 1998 and December 31, 1997                             4

Consolidated Statements of Income for the
 Three Month and Nine Month Periods Ended September 30, 1998
 and 1997                                                                   5

Consolidated Statements of Cash Flows for the Nine
 Month Periods Ended September 30, 1998 and 1997                            7

Notes to Consolidated Financial Statements                                  8

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                       10



PART 2 - OTHER INFORMATION                                                 24
--------------------------


Items 1 to 5                               Not Applicable or Negative


Item 6                                                                     24

Signatures                                                                 25

Exhibit 1  - Computation of Net Income per Common Share                    26

Exhibit 2  - Independent Auditor's Review Report of Interim
             Financial Information                                         27

Exhibit 27 - Financial Data Schedule                                       28

                         BROAD NATIONAL BANCORPORATION


PART 1 - FINANCIAL INFORMATION

The following consolidated financial statements of Broad National Bancorporation as of September 30, 1998 and December 31, 1997 as well as the three month and nine month periods ended September 30, 1998 and 1997 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further clarification and understanding, these interim statements should be read in conjunction with the annual report on Form 10-K of Broad National Bancorporation for the year ended December 31, 1997.

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

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (IN THOUSANDS)

                                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                               1998                1997
                                                                                               ----                ----
                                                                                                     (Unaudited)
ASSETS
------
CASH AND DUE FROM BANKS                                                                    $  19,551            $  21,933
FEDERAL FUNDS SOLD                                                                            11,955               37,300
                                                                                              ------               ------
       CASH AND CASH EQUIVALENTS                                                              31,506               59,233
SECURITIES HELD-TO-MATURITY
   (aggregate market value $39,546 and $65,203, respectively)                                 39,075               65,330
SECURITIES AVAILABLE-FOR-SALE                                                                188,769              141,077
LOANS, Net of deferred loan fees                                                             348,689              322,528
   LESS -
         Allowance for possible loan losses                                                    7,925                6,974
-------------------------------------------------------------------------------------------------------------------------
                          NET LOANS                                                          340,764              315,554
------------------------------------------------------------------------------------------------------------------------
PREMISES AND EQUIPMENT, net                                                                   10,122                8,991
ACCRUED INTEREST RECEIVABLE                                                                    4,603                4,020
OTHER ASSETS                                                                                   7,437                7,464
-------------------------------------------------------------------------------------------------------------------------
                          TOTAL ASSETS                                                      $622,276             $601,669
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
DEPOSITS
   Non-interest bearing demand                                                              $108,125             $103,054
   Savings, money market and interest bearing demand                                         231,756              230,467
   Time deposits less than $100,000                                                          108,937               94,017
   Time deposits of $100,000 or more                                                          92,172               90,700
-------------------------------------------------------------------------------------------------------------------------
                          TOTAL  DEPOSITS                                                    540,990              518,238
SHORT-TERM BORROWING                                                                          13,775               13,000
LONG-TERM DEBT                                                                                     0                9,000
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE
   TRUST PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING                                   11,500               11,500
   SOLELY JUNIOR SUBORDINATED DEBENTURES OF BANCORPORATION
ACCRUED TAXES, INTEREST AND OTHER LIABILITIES                                                 11,880               10,700
-------------------------------------------------------------------------------------------------------------------------
                          TOTAL LIABILITIES                                                  578,145              562,438
-------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value, authorized 10,000,000 shares; issued 4,960,869
      shares at 9/30/98 and 4,948,921 shares at 12/31/97                                       4,961                4,949
   Capital surplus                                                                            31,033               30,996
   Retained earnings                                                                          11,273                7,153
   Common Stock in treasury at cost; 267,000 shares at 9/30/98 and 242,000
      shares at 12/31/97                                                                      (4,582)             (4,111)
   Accumulated other comprehensive income                                                      1,446                  244
-------------------------------------------------------------------------------------------------------------------------
                          TOTAL SHAREHOLDERS' EQUITY                                          44,131               39,231
-------------------------------------------------------------------------------------------------------------------------
                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $622,276             $601,669
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                  3 MONTH PERIOD ENDED              9 MONTH PERIOD ENDED
                                                                ------------------------          --------------------------
                                                                         SEPTEMBER 30                     SEPTEMBER 30
                                                                    1998            1997             1998             1997
                                                                        (UNAUDITED)                       (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                                    $  7,845          $  6,974        $ 22,457          $ 20,004
  Interest on securities held - to - maturity
  Taxable                                                            613             1,253           2,293             4,095
  Tax exempt                                                          16                17              51                43
  Interest on securities available - for -sale                     2,859             1,467           7,737             3,820
  Interest on federal funds sold                                     440               705           1,621             2,149
----------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                          11,773            10,416          34,159            30,111
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on savings, money market  & interest
     bearing demand deposits                                       1,278             1,208           3,645             3,539
  Interest on time certificates of
     deposit of $100,000 or more                                   1,357             1,256           4,276             3,880
  Interest on other time deposits                                  1,471             1,309           4,220             3,632
  Interest on short-term borrowings                                  209                30             604                63
  Interest on long-term debt                                          31                19             231                19
  Interest on 9.5% Cumulative Trust Preferred Securities             273               273             819               273
----------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                          4,619             4,095          13,795            11,406
----------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                7,154             6,321          20,364            18,705
----------------------------------------------------------------------------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES                                   225               450             750             1,350
----------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                             6,929             5,871          19,614            17,355
----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST  INCOME
  Service charges on deposit accounts                              1,558             1,401           4,466             4,487
  Other income                                                       409               257           1,108               790
  Gain on sale of loans held for sale                                  0                 3               2                 3
  Gain (loss) on sale of securities available-for-sale              (19)               (3)              26                54
----------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST  INCOME                                      1,948             1,658           5,602             5,334
----------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
  Salaries and wages                                               2,515             1,995           7,328             6,027
  Employee benefits                                                  558               547           1,692             1,784
  Occupancy expense                                                  573               516           1,595             1,506
  Furniture and equipment expense                                    363               325           1,047               840
  Data processing fees                                               259               266             718               831
  Legal fees                                                          95               195             408               582
  Professional fees                                                  157               188             491               656
  Postage, delivery and communication                                221               187             586               513
  FDIC and OCC assessments                                            49                45             145               134
  Other real estate expense (income)                                  33              (38)              77              (82)
  Other expenses                                                     735               600           2,096             1,781
----------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST  EXPENSES                                    5,558             4,826          16,183            14,572
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                          3 MONTH PERIOD ENDED                       9 MONTH PERIOD ENDED
                                                      ----------------------------                -------------------------------
                                                               SEPTEMBER 30                              SEPTEMBER 30
                                                         1998                 1997                    1998             1997
                                                               (UNAUDITED)                                  (UNAUDITED)
INCOME BEFORE INCOME TAXES                                3,319              2,703                    9,033           8,117
PROVISION FOR INCOME TAXES                                1,216              1,208                    3,313           3,302

----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $   2,103           $  1,495                 $  5,720        $  4,815
----------------------------------------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (1)
BASIC                                                 4,704,228          4,735,736  (1)           4,706,896       4,821,180  (1)
DILUTED                                               4,904,261          4,950,961  (1)           4,910,080       5,008,119  (1)

----------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE (2)

BASIC                                                     $0.45              $0.32  (1)               $1.22           $1.00  (1)

DILUTED                                                   $0.43              $0.30  (1)               $1.16           $0.96  (1)


See accompanying notes to consolidated financial statements.

----------------------
(1) 1997 share and per share amounts have been restated to reflect the effect of the 5% stock dividend declared December
     18, 1997.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             NINE MONTH PERIOD ENDED SEPTEMBER 30
                                                                                    1998              1997
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $  5,720          $  4,815
Adjustments to reconcile net income to net cash
provided by (used in ) operating activities:
  Depreciation and amortization                                                    1,100               989
  Amortization of securities premium net                                             569               508
  Amortization of deferred points and fees
   and deferral of loan origination costs                                          (212)             (304)
  Provision for possible loan losses                                                 750             1,350
  Deferred tax (benefit) provision                                                 (338)               841
  Increase (decrease) in accrued taxes
     interest, and other liabilities                                               1,180             (262)
  Gain  on sale of securities available-for-sale                                    (26)              (54)
  Gain on sale of loans                                                              (2)               (3)
  Gain on sale of other real estate owned                                           (18)             (174)
  Increase in accrued interest receivable                                          (583)             (824)
  Decrease in other assets                                                         (229)           (2,971)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       $  7,911          $  3,911
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of other real estate owned                                 $  515           $  721
Net increase in loan balances                                                   (26,456)          (25,361)
Proceeds from the sale of loans                                                      182               182
Proceeds from maturities of securities held-to-maturity                           26,583            19,891
Purchase of securities held-to-maturity                                            (556)           (6,716)
Proceeds from maturities of securities available-for-sale                         36,570             8,583
Proceeds from the sale of securities available-for-sale                           36,804            19,081
Purchase of securities available-for-sale                                      (119,561)          (73,728)
Capital expenditures                                                             (2,225)             (960)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         $ (48,144)        $ (58,307)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in certificates of deposit                                        $  16,392         $  24,191
Net increase (decrease) in demand deposit, savings, money market
  and interest bearing demand accounts                                             6,360           (4,236)
Net increase in short-term borrowings                                                775             1,706
Dividends paid                                                                   (1,600)           (1,368)
Issuance of 9.5% Cumulative Trust Preferred securities                                 0            11,500
Increase (decrease) in long-term debt                                            (9,000)            18,000
Issuance of Common Stock                                                              50                13
Purchase of Treasury Stock                                                         (471)           (4,053)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     $   12,506        $   45,753
----------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     $ (27,727)        $  (8,643)
CASH AND CASH EQUIVALENTS, beginning of period                                    59,233            76,857
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                       $  31,506         $  68,214
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for
Interest                                                                        $ 13,638         $  11,164
Taxes                                                                         $    3,152         $   4,703
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


(1)        Principles of consolidation -

           The consolidated financial statements include the accounts of Broad National Bancorporation, its wholly owned subsidiaries, BNB Capital Trust and Broad National Bank (the ?Bank?) and the Bank's wholly owned subsidiaries BNB Investment Corporation, Broad National Realty Corporation and Bronatoreo, Inc.
           All intercompany accounts and transactions have been eliminated.

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

           For the nine month period ended September 30, 1998 and 1997, the Company recorded comprehensive income of $6,922,000 and $4,997,000, respectively, consisting of net income of $5,720,000 and other comprehensive gains of $1,202,000 for the nine month period ended September 30, 1998, and net income of $4,815,000 and other comprehensive gains of $182,000 for the nine month period ended September 30, 1997. For the three month period ended September 30, 1998 and 1997, the Company recorded comprehensive income of $3,222,000 and $1,742,000, respectively, consisting of net income of $2,103,000 and other comprehensive gains of $1,119,000 for the three month period ended September 30, 1998, and net income of $1,495,000 and other comprehensive gains of $247,000 for the three month period ended September 30, 1997. In each instance, the comprehensive gains and losses represent unrealized holding gains and losses on securities available for sale, net of tax.

(5)        Reclassification -

           Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1998 presentation.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998
-----------------------------------------------------------


                                     SUMMARY
                                     -------

The Company reported net income of $2,103,000 or $0.43 per diluted common share for the third quarter of 1998 compared to net income of $1,495,000 or $0.30 per diluted common share for the third quarter of 1997. Basic per share earnings were $0.45 for the third quarter of 1998 and $0.32 for the third quarter of 1997.

For the first nine months of 1998, the Company reported net income of $5,720,000 or $1.16 per diluted common share, compared to net income of $4,815,000 or $0.96 per diluted common share for the first nine months of 1997. Basic per share earnings were $1.22 for the first nine months of 1998 and $1.00 for the first nine months of 1997.

Per share data for 1997 has been restated to reflect the effect of a 5% stock dividend declared December 18, 1997.

As compared to December 31, 1997, total assets increased $20.6 million or 3.4% to $622.3 million at September 30, 1998; loans, net of deferred fees, increased $26.2 million or 8.1% to $348.7 million; deposits increased $22.8 million or 4.4% to $541 million; and shareholders' equity increased $4.9 million or 12.5% to $44.1 million.

The Company's annualized return on average assets and annualized return on average shareholders' equity were 1.23% and 18.59%, respectively, for the first nine months of 1998, compared to annualized returns of 1.16% and 16.40%, respectively, for the comparable 1997 period.

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

(3) Annualized

                               NET INTEREST INCOME
                      Nine Months Ended September 30, 1998
                             (Dollars in Thousands)


                                                                   1998                                       1997
                                                                   ----                                       ----

                                                    Average      Interest    Average            Average        Interest   Average
                                                     Balance    And Fees     Rate (3)           Balance       and Fees    Rate (3)
                                                   ---------    --------     --------          ---------      ---------  ----------
ASSETS
Federal Funds Sold                                 $  38,897    $  1,621      5.50%            $  52,453       $  2,149    5.40%
                                                   ---------    --------                       ---------       --------
Investment Securities (1)
   Securities held - to - maturity                    52,242       2,370      6.05%               87,561          4,160    6.33%
   Securities available - for - sale                 164,074       7,737      6.29%               80,162          3,820    6.35%
                                                   ---------    --------                       ---------       --------
Total Investment Securities                          216,316      10,107      6.23%  (1)         167,723          7,980    6.34% (1)
                                                   ---------    --------                       ---------       --------

Loans
  Mortgage                                           194,031      13,043      8.99%              174,875         11,628     8.89%
  Installment                                         53,509       3,459      8.64%               42,400          2,894     9.13%
  Commercial                                          86,398       5,955      9.22%               82,387          5,482     8.90%
                                                   ---------    --------                       ---------       --------

Total Loans                                          333,938      22,457      8.99%              299,662         20,004     8.93%
                                                   ---------    --------                       ---------       --------

Total interest earning assets (2)                    589,151    $ 34,185      7.76%              519,838       $ 30,133     7.75%
                                                   ---------    --------                       ---------       --------

Less - Allowance for possible loan losses              7,102                                       8,928
All other assets                                      41,217                                      43,808
                                                   ---------                                   ---------

Total Assets                                        $623,266                                    $554,718
                                                   ---------                                   ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest Bearing Deposits
   Savings, money market  and interest
    bearing  demand deposits                        $226,512   $   3,645      2.15%             $214,033      $   3,539     2.21%
   Time Deposits
         Under $100,000                              106,680       4,220      5.29%               94,716          3,632     5.13%
         Over $100,000                               102,359       4,276      5.59%               92,984          3,880     5.58%
                                                   ---------    --------                       ---------       --------

Total interest bearing deposits                      435,551      12,141      3.73%              401,733         11,051     3.68%
                                                   ---------    --------                       ---------       --------

Short term borrowings                                 13,630         604      5.83%                1,645             63     5.05%
Long term debt                                         4,949         231      6.16%                  429             19     5.84%
9.5% Cumulative Trust Preferred Securities            11,500         819      9.50%                3,840            273     9.50%
                                                   ---------    --------                       ---------       --------
Total Interest Bearing Liabilities                   465,630   $  13,795      3.96%              407,647      $  11,406     3.74%
                                                   ---------    --------                       ---------       --------

Other liabilities                                                            11,170                8,782
Demand deposits                                      105,318                                      99,035
Shareholders' equity                                  41,148                                      39,254
                                                   ---------                                   ---------

Total liabilities and shareholders' equity          $623,266                                    $554,718
                                                   ---------                                   ---------

NET INTEREST INCOME; NET INTEREST SPREAD                       $  20,390      3.80%                           $  18,727     4.01%
NET INTEREST MARGIN                                                           4.63%  (2)                                    4.82%(2)

Rate/Volume Analysis Of Net Interest Income

The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the nine months ended September 30, 1998 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.

                                                                Increase (Decrease) Due to a
                                                                         Change in the
                                                      -------------------------------------------------
                                                      Average Balance   Average Rate              Total
                                                      ---------------   ------------             ------
                                                                       (Dollars in Thousands)
Interest Earned on:
   Loans                                              $   2,133          $     320            $   2,453
   Investment securities                                  2,312               (185)               2,127
   Federal funds sold                                      (565)                37                (528)
                                                      ---------          ---------            ---------
   Total interest income                              $   3,880          $     172            $   4,052
                                                      ---------          ---------            ---------
Interest paid on:
   Savings, money market and interest
     bearing demand deposits                          $     203          $     (97)           $     106
Certificates of deposit:
   Under $100,000                                           473                115                  588
   Over  $100,000                                     $     392                  4                  396
Short term borrowings                                       530                 11                  541
Long term debt                                              200                 12                  212
9.5% Cumulative Trust Preferred Securities                  546                  0                  546
                                                      ---------          ---------            ---------
Total Interest expense                                $   2,344          $      45            $   2,389
                                                      ---------          ---------            ---------
Change in net interest income                         $   1,536          $     127            $   1,663
                                                      ---------          ---------            ---------
Percent increase in net interest
   income over the prior period                                                                   8.88%
                                                                                              ---------

Total tax equivalent interest income of $34,185,000 for the first nine months of 1998 represents an increase of $4,052,000 or 13.45% over total tax equivalent interest income of $30,133,000 for the comparable 1997 period. This improvement is primarily due to an increase of $69,313,000 in the average balance of total interest earning assets for the first nine months of 1998 as compared to the first nine months of 1997. The average balance of total investment securities was $48,593,000 higher for the first nine months of 1998 as compared to the first nine months of 1997, while the average balance of total loans was $34,276,000 higher. These increases were offset by a decline of $13,556,000 in the average balance of federal funds sold. The increase in the average balance of interest earning assets contributed $3,880,000 to the increase of $4,052,000 in total tax equivalent interest income. The average rate earned on interest earning assets for the first nine months of 1998 was 7.76%, as compared to 7.75% for the first nine months of 1997.

Total tax equivalent interest income for both the three month and nine month periods ended September 30 includes non-recurring interest income of approximately $200,000 resulting from the workout and collection of loans previously placed on non-accrual status.

Total interest expense of $13,795,000 for the first nine months of 1998 was $2,389,000 or 20.95% higher than the comparable prior year period. An increase of $57,983,000 in average total interest bearing liabilities is the primary reason for this increase, resulting in an additional $2,344,000 of interest expense for the first nine months of 1998 as compared to the first nine months of 1997. The average cost of total interest bearing liabilities for the first nine months of 1998 was 3.96%, an increase of 22 basis points from 3.74% for the first nine months of 1997. Interest expense for the first nine months of 1998 was $45,000 higher than the comparable 1997 period as a result of this increase in the cost of total interest bearing liabilities. Increases in time deposits and short-term borrowings as well as the addition of long-term borrowings contributed to the increase in total interest expense for the first nine months of 1998 as compared to the first nine months of 1997.

Tax equivalent net interest income for the first nine months of 1998 was $20,390,000, an increase of $1,663,000 or 8.88% from $18,727,000 for the comparable 1997 period, primarily due to the average balance of interest earning assets increasing more than the average balance of interest bearing liabilities. The net interest spread on a tax equivalent basis declined 21 basis points to 3.80% for the first nine months of 1998, and the net interest margin, which is tax equivalent net interest income expressed as a percentage of average interest earning assets, declined 19 basis points to 4.63% for the first nine months of 1998. This reflects the fact that the growth of interest earning assets outpaced the growth of net interest income, resulting from the use of higher cost time deposits and short-term and long-term borrowings to fund the growth of average interest earning assets.

Tax equivalent net interest income for the three-month period ended September 30, 1998 was $7,162,000 compared to $6,330,000 for the same period in 1997. This represents an increase of $832,000 or 13.14%. The yield on interest earning assets was 7.79% for the three-month period ended September 30, 1998, compared to 7.75% for the same period in 1997, and the cost of interest bearing liabilities was 3.85% for the three-month period ended September 30, 1998, compared to 3.84% for the same period in 1997. The net interest margin for the three-month period ended September 30, 1998 was 4.74%, compared to 4.71% for the same period in 1997.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the loan portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses for the three-month and nine-month periods ended September 30, 1998 was $225,000 and $750,000, respectively, compared to $450,000 and $1,350,000 in 1997. In each instance, the decrease in the provision for possible loan losses from the comparable prior year period is primarily due to the decline in non-performing loans and the improvement in the Company's asset quality ratios. The Company recorded a net recovery of loans of $201,000 for the first nine months of 1998 as compared to net loan charge-offs of $881,000 or 0.39% (annualized) of average total loans for the comparable 1997 period.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
---------------------------------------------

Total non-interest income for the three-month and nine-month periods ended September 30, 1998 was $1,948,000 and $5,602,000, respectively, as compared to $1,658,000 and $5,334,000 in 1997.

Total non-interest income for the three months ended September 30, 1998 was $290,000 higher than the comparable prior year period, primarily due to an increase of $152,000 in other non-interest income, primarily ATM related fees, and an increase of $157,000 in services charges on demand deposit accounts. These increases were partially offset by a net decline of $16,000 from the sale of securities available-for-sale. The Company recorded a loss of $19,000 from the sale of securities available-for-sale during the quarter ended September 30, 1998, as compared to a loss of $3,000 for the quarter ended September 30, 1997.

For the nine months ended September 30, 1998, total non-interest income was $268,000 higher than the comparable prior year period. Service charges on deposit accounts were $21,000 lower for 1998 as compared to 1997, while other non-interest income was $318,000 higher, primarily attributable to ATM related fees. The company recorded a gain of $26,000 from the sale of securities available-for-sale during the nine month period ended September 30, 1998, a decline of $28,000 from the gain of $54,000 recorded during the first nine months of 1997.

For the three-month period ended September 30, 1998, total non-interest expenses of $5,558,000 were $732,000 or 15.17% higher than total non-interest expenses of $4,826,000 for the comparable 1997 period. For the nine- month period ended September 30, 1998, total non-interest expenses of $16,183,000 were $1,611,000 or 11.06% higher than total non-interest expenses of $14,572,000 for the nine-month period ended September 30, 1997. In each instance, the primary factor for the increase is salary expense.

Comparing third quarter 1998 non-interest expenses to the third quarter of 1997, salary expense was $520,000 or 26.07% higher, attributable to merit increases and incentive-based compensation programs. Other expenses of $735,000 were $135,000 higher, primarily attributable to increased contributions expense. These increases were partially offset by reductions in legal fees and professional fees.

Comparing the nine-month period ended September 30, 1998 to the same period in 1997, salary expense was $1,301,000 or 21.59% higher, primarily due to merit increases and incentive-based compensation programs. Furniture and equipment expense was $207,000 or 24.64% higher, attributable to increased depreciation expense for computer and telephone systems, as well as increased costs associated with ATM equipment. Other real estate expense was $159,000 or 194% higher. Gains from the sale of properties classified as other real estate owned resulted in the recognition of income of $82,000 for the first nine months of 1997 compared to expenses of $77,000 for the first nine months of 1998. Other expenses were $315,000 or 17.69% higher, primarily due to increased marketing and contributions expenses as well as the amortization of expenses associated with the issuance in June of 1997 of the 9.5% Cumulative Trust Preferred Securities. These increases were partially offset by reductions in data processing fees, legal fees and professional fees.

FINANCIAL CONDITION
-------------------

Loans

Total loans, net of deferred loan fees, were $348,689,000 at September 30, 1998 which represents an increase of $26,161,000 or 8.1% from the December 31, 1997 balance of $322,528,000. The most significant components of the increase in loan balances were an increase of $16,577,000 or 11.7% in commercial mortgages and an increase of $19,317,000 or 60.6% in home equity fixed rate loans and adjustable rate lines of credit. These increases were partially offset by a decline of $10,532,000 or 11.2% in commercial loans. For the first nine months of 1998, average loans of $333,938,000 represented 56.7% of total average interest earning assets, as compared to 57.6% of total average interest earning assets for the first nine months of 1997.

Allowance for Possible Loan Losses


The following table summarizes the activity in the allowance for possible loan losses for the periods presented. Also presented are certain key ratios regarding the allowance.


                                                                              Nine Months                 Nine Months
                                                                                 Ended                        Ended
                                                                           September 30,1998            September 30,1997
                                                                          ------------------            -----------------
                                                                                        (Dollars In Thousands)
         Balance, beginning of period                                       $    6,974                      $     8,531
         Provision charged to operations                                           750                            1,350
         Loans charged off                                                       (890)                          (1,297)
         Recoveries of charged-off loans                                         1,091                              416
                                                                            ----------                       ----------
         Balance, end of period                                             $    7,925                       $    9,000
                                                                            ----------                       ----------

         Average gross loans outstanding
          during period                                                       $333,938                         $299,662
                                                                            ----------                       ----------
         Total gross loans at period end                                      $348,689                         $311,899
                                                                            ----------                       ----------
         Net loans (recovered) charged-off                               $       (201)                      $       881
                                                                         -------------                      -----------
         Ratio of net loans charged-off to average loans
           outstanding during period (annualized)                                 N/A                             0.39%

         Allowance for possible loan losses as
           a percentage of total gross loans                                     2.27%                            2.89%
                                                                                 -----                            -----

The amount of allowance applicable to non-classified loans was $6,399,000 and $4,770,000 at September 30, 1998 and December 31, 1997, respectively.

Asset Quality

Non-performing assets consist of (i)non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

The following table reflects the components of non-performing assets at September 30, 1998 and December 31, 1997:

                                                                               September 30, 1998             December 31, 1997
                                                                               ------------------             -----------------
                                                                                          (Dollars In Thousands)
Past due 90 days or more:
    Mortgage ...........................................................            $1,035                          $  434
    Commercial .........................................................               175                             477
    Installment ........................................................               178                              20
                                                                                    ------                          ------
    Total ..............................................................            $1,388                          $  931
                                                                                    ------                          ------

Non-accrual loans:
    Mortgage ...........................................................            $  250                          $  652
    Commercial .........................................................             2,370                           3,229
    Installment ........................................................                 8                              10
                                                                                    ------                          ------
    Total ..............................................................            $2,628                          $3,891
                                                                                    ------                          ------
Total non-performing loans .............................................            $4,016                          $4,822
Restructured loans (excluding amounts classified as non-performing
loans)..................................................................             1,603                           1,619
Other real estate owned,
  net of reserve........................................................               275                             648
                                                                                    ------                          ------
Total non-performing assets ............................................            $5,894                          $7,089
                                                                                    ------                          ------
Non-performing loans as a ..............................................
   percent of total gross loans                                                      1.15%                           1.49%
                                                                                    ------                          ------
Non-performing loans as a ..............................................
   percent of total assets                                                           0.65%                           0.80%
                                                                                    ------                          ------
Non-performing assets as a
  percent of loans and other
  real estate owned.....................................................             1.69%                           2.19%
Allowance for possible loan
  losses................................................................            $7,925                          $6,974
                                                                                    ------                          ------
Allowance for possible loan
  losses as a percent of
  non-performing loans..................................................           197.34%                         144.63%
                                                                                   -------                         -------

In addition to the non-performing and restructured loans as of September 30, 1998 and December 31, 1997, the Company had classified an additional $3,859,000 and $4,539,000, respectively, as substandard loans. Substandard loans are classified according to the Company's internal loan classification system. A loan loss reserve has been allocated to such loans in accordance with the Company's policies.

At September 30, 1998, the recorded investment in loans that are considered to be impaired was $3,973,000 as compared to $7,334,000 at December 31, 1997. The related allowance for credit losses was $0 as of September 30, 1998 and $0 as of December 31, 1997. The impaired loan portfolio is primarily collateral dependent. There was no change in the allowance for impaired loans during the first nine months of 1998 compared to a recovery of $30,000 during the first nine months of 1997. The average recorded investment in impaired loans during the first nine months of 1998 was approximately $5,556,000. For the first nine months of 1998, the Company recognized cash basis interest income on these impaired loans of $142,398 compared to $134,447 for the first nine months of 1997.

The level of non-performing loans and assets is heavily dependent upon local economic conditions. The September 30, 1998 total non-performing assets of $5,894,000 represents a decrease of $1,195,000 or 16.6% over the total at December 31, 1997. There can be no assurance that the level of non-performing assets will not increase in the future.

Investment Securities and Federal Funds Sold

Federal funds sold of $11,955,000 at September 30, 1998, represent a decrease of $25,345,000 from the balance at December 31, 1997. Average Federal Funds sold of $38,897,000 during the first nine months of 1998 represented 6.6% of total average interest earning assets, as compared to 10.1% during the first nine months of 1997.

Total average investment securities of $216,316,000 for the first nine months of 1998 represent 36.7% of total average interest-earning assets, as compared to 32.3% for the comparable 1997 period.

Total investment securities, which include securities classified as held-to-maturity and available-for-sale, of $227,844,000 at September 30, 1998 represent an increase of $21,437,000 or 10.4% over the balance at December 31, 1997. During the first nine months of 1998, securities available-for-sale of $36,804,000 were sold and a net gain of $26,000 was realized as compared to sales of $19,081,000 and a gain of $54,000 for the first nine months of 1997.

Deposits

The September 30, 1998 total deposit balance of $540,990,000 represents an increase of $22,752,000 or 4.4% over total deposits of $518,238,000 at December 31, 1997. Most of this increase is attributable to non-interest bearing demand deposits and time deposits less than $100,000. Non-interest bearing demand deposits of $108,125,000 at September 30, 1998 represented an increase of $5,071,000 or 4.9% from the December 31, 1997 balance of $103,054,000. Time deposits less than $100,000 increased $14,920,000 or 15.9% during the first nine months of 1998, with most of this growth represented by nine-month and fifteen-month certificates of deposit.

Short Term Borrowings

Short-term borrowings represent Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase, which are used to supplement the Bank's deposit base as a source of funding. The FHLB advances have remaining maturities of less than one year, while securities sold under agreement to repurchase generally have terms ranging from one to ninety days.

The average balance of short-term borrowings was $13,630,000 for the first nine months of 1998 as compared to $1,645,000 for the first nine months of 1997, and the average cost of short-term borrowings was 5.83% for the first nine months of 1998 as compared to 5.05% for the first nine months of 1997. In each instance, the increase is primarily attributable to FHLB advances.

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

Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of September 30, 1998 and December 31, 1997.


                                      September 30, 1998      December 31, 1997
Cash and cash equivalents
  and securities maturing in
  one year to total assets                  7.03%                 11.3%
Net loans to total deposits                 63.0%                 60.9%

The change in the liquidity measurements from December 31, 1997 to September 30, 1998 is primarily attributable to management's decision to reduce its Federal funds sold position and redirect those funds into longer-term, but higher yielding investment securities and loans.

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the first nine months of 1998, cash and cash equivalents decreased by $27,727,000.

Net cash provided by operating activities was $7,911,000 for the first nine months of 1998, representing primarily the results of operations adjusted for depreciation, amortization and the provision for possible loan losses, as well as an increase in accrued taxes, interest and other liabilities.

Net cash used in investing activities was $48,144,000 which was used primarily to fund growth in the securities portfolio and loans.

Net cash provided by financing activities was $12,506,000, reflecting a net increase in deposits, partially offset by a decrease of long term debt and payment of dividends to shareholders.

To assist in the management of its liquidity, the bank has available $26,318,000 in lines of credit for federal funds. However, none of these lines were in use at September 30, 1998.

Managing the Bank's liquidity position involves a significant degree of analytical estimation and other objective factors. Although customer demand for funds, in the form of loans or deposit withdrawals, is largely dependent on general economic factors outside of the Bank's control, management believes that its present liquidity structure is adequate to meet such needs.

Liquidity of Bancorporation

Bancorporation's ability to meet its cash requirements, including interest and dividend payments, is generally dependent upon the declaration and payment of dividends by the Bank to Bancorporation. Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1997, retained earnings of the Bank of $9,765,000 were available for payment of dividends to the parent company without regulatory approval. Additionally, at September 30, 1998 Bancorporation had $2,445,000 of cash for the purpose of paying operating costs, interest and dividends. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in the Bank's inability to pay dividends to Bancorporation or could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make interest and dividend payments and may be required to seek other sources of capital and liquidity, if available.

Capital Adequacy

At September 30, 1998, the Company had total capital equal to 14.36% of risk-based assets which included tier one capital equal to 13.10% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At September 30, 1998, the Company had tier one capital equal to 8.35% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

At September 30, 1998, the Bank had total capital equal to 13.48% of risk-based assets, which included tier one capital equal to 12.22% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At September 30, 1998, the Bank had tier one capital equal to 7.79% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

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

In October, 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement is effective for the first fiscal quarter beginning after December 15, 1998. Early application is permitted. The adoption of SFAS No. 134 is not expected to have a material impact on the financial position or results of operations of the Company.

Year 2000
---------

Company State of Readiness
--------------------------

Awareness Phase

In 1997, the Company conducted a review of its computer systems to determine the systems that would be affected by the Year 2000 issue. A steering committee comprised of senior management was formed to ensure that adequate resources are allocated to this project and to monitor the progress and testing of the Year 2000 transition. This committee provides monthly reports to the Board of Directors.

Assessment Phase

Management has completed an inventory of all hardware, software, network, ATM, and other processing systems covering both information technology and non-information technology systems. Applying the Federal Banking Regulatory definition of "mission critical" applications, management has identified the Company's mission critical information technology systems.

Management also evaluated customer and vendor interdependencies and non information technology systems such as environmental systems dependent on imbedded micro chips, including security systems, elevators and vaults. Although not deemed to be mission critical, management will pursue remediation efforts when necessary.

Renovation Phase

This phase includes code enhancements which are primarily the responsibility of the Company's third party data processing company ("third party processor"). This third party processor is responsible during the renovation phase for assuring that any such code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes which impact Broad National Bank be completed in a timely and effective manner. The third party processor intends to achieve Year 2000 compliance through a combination of replacement and renovation. This phase is scheduled to be completed by December 1998.

Validation Phase

This phase includes independent transactional testing by the company to verify that the renovations and replacements made by its third party processor during the renovation phase are year 2000 compliant. The Bank commenced the validation phase in August, 1998, and is scheduled to complete its remaining transactional testing by February 28, 1999. This phase also includes testing the software used to access the Company's wide area network and its third party processor' s applications. This testing is also scheduled to be completed by February 28, 1999.


Costs of Remediation
--------------------

Since implementing its review of the Year 2000 issue, the Company's Year 2000 remediation costs have been less than $100,000. Expected future costs relating to fixing Year 2000 issues, such as modifying and replacing hardware and software, are not expected to be material to the Company's financial condition or results of operations.

Risks of Company's Year 2000 Issues
-----------------------------------

The Company is heavily dependant on its automated systems to process its customers' transactions in a timely and accurate manner. If the modifications and/or conversions required for Year 2000 compliance are not made, or are not completed timely, the Company could be rendered unable to process transactions for its customers, which, in turn, could have a materially adverse effect on the Company. However, the Company believes that the Year 2000 compliance will be achieved in accordance with the schedule outlined above, and the Company does not anticipate that Year 2000 processing issues will have a material, negative impact on the Company's business, financial condition, or results of operations.

Contingency Plan
----------------

 The Company has a formal contingency plan for all "mission critical" applications.
If after the validation phase, it is determined that an application is incapable of providing banking services in the Year 2000, the Bank has a formal contingency plan which provides for conversion to an alternate processing software. This conversion would take place in March 1999. The Company has evaluated its contingency plan software and management has deemed it to be an acceptable replacement.

Acquisition of New Branch

In August, 1998, the Company's wholly owned banking subsidiary, Broad National Bank, completed the purchase of the operations and approximately $3,487,000 of deposits of Panasia Bank's branch in Jersey City, New Jersey. Broad National Bank paid a deposit premium of approximately $181,000 or 5.19% of the deposit balances assumed in the transaction. The deposit premium is included in the "Other Assets" category on the Statement of Condition, and is being amortized over a five year period at the annual rate of approximately $36,200. Neither the deposit premium nor the amortization of the deposit premium is considered to be material to the financial position or results of operations of the Company.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At September 30, 1998 the Company had a one year cumulative negative gap of 21.9%. This negative one year gap position may, as noted above, have a negative impact on earnings in a rising interest rate environment.

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

The Company also uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate rise or fall of 200 basis points in interest rates (rate shock) over a twelve month period. Based on information and assumptions in effect at September 30, 1998, management believes that a 200 basis point rate shock over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

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


      (b)  Reports on Form 8-K

           No report on Form 8-K has been filed during the three month period ended September 30, 1998.

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



                          BROAD NATIONAL BANCORPORATION
                          -----------------------------
                                  (registrant)






Date:  November 12, 1998                          /s/ Donald M. Karp
                                                  ------------------

                                                  Donald M. Karp
                                                  Chairman and CEO




                                                  /s/ James Boyle
                                                  ------------------

                                                  James Boyle
                                                  Treasurer

                          BROAD NATIONAL BANCORPORATION
                        Computation of Earnings Per Share
                                   (Unaudited)


                                                               THREE-MONTH PERIOD                        NINE-MONTH PERIOD
                                                               ENDED SEPTEMBER 30                        ENDED SEPTEMBER 30
                                                           1998                 1997(1)             1998                   1997(1)
                                                           ----                -----                ----                   ----
             BASIC:
Net Income available to common
    shareholders                                         $2,102,890         $1,494,884           $5,719,941            $4,814,571
                                                         ----------         ----------           ----------            ----------
Weighted average number of common
    shares outstanding                                    4,704,228          4,735,736            4,706,896             4,821,180
                                                          ---------          ---------            ---------             ---------

Basic Earnings Per Common Share                          $     0.45         $     0.32            $    1.22            $     1.00
                                                         ==========         ==========           ==========            ==========
                DILUTED:

Net income available to common
shareholders                                             $2,102,890         $1,494,884           $5,719,941            $4,814,571
                                                         ----------         ----------           ----------            ----------
Weighted average number of common
shares  outstanding                                       4,704,228          4,735,736            4,706,896             4,821,180
                                                          ---------          ---------            ---------             ---------
Effects of dilutive securities
   Stock options                                            200,033            215,225              203,184               186,939
                                                            -------            -------              -------               -------
Adjusted average number of common
shares outstanding                                        4,904,261          4,950,961            4,910,080             5,008,119
                                                          ---------          ---------            ---------             ---------

Diluted Earnings Per Common Share                    $         0.43     $         0.30       $         1.16        $         0.96
                                                     ==============     ==============       ==============        ==============


---------------
/1/ Restated to reflect the effect of the 5% stock dividend declared in December
    1997

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Broad National Bancorporation:

We have reviewed the accompanying consolidated condensed statement of condition of Broad National Bancorporation and subsidiaries (the Company) as of September 30, 1998, and the related consolidated condensed statements of income, and cash flows for the three-month and nine month periods ended September 30, 1998 and 1997. These consolidated condensed financial statements are the responsibility of the Company?s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of the Company as of December 31, 1997, and the related consolidated statements of income, changes in shareholders? equity, and cash flows for the year then ended (not presented herein); and in our report dated January 15, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1997, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ KPMG Peat Marwick LLP



Short Hills, New Jersey
November 12, 1998
----------------------