Form 10-K
period 1998-12-31
BROAD NATIONAL BANCORPORATION
filed 1999-03-31
CIK 703800

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1998
                                OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _______________ to ______________.

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

     The aggregate market value of the 3,322,060 shares of voting stock of the Registrant held by non-affiliates of the Registrant on March 15, 1999, computed by reference to the closing sale price of such stock as reported on NASDAQ, was approximately $81,390,000. As of March 15, 1999, there were 4,985,728 shares of the Registrant's Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
     None.

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

RECENT DEVELOPMENT

     On February 1, 1999, the Company entered into a definitive agreement with Independence Community Bank Corp. ("Independence") pursuant to which Independence will acquire the Company in a transaction valued at $26.50 per share of the Company's common stock. Upon completion of the acquisition, the Company's wholly owned subsidiary, Broad National Bank, will merge into Independence Community Bank, Independence's wholly owned subsidiary.

     Under the terms of the agreement, which was approved unanimously by both boards of directors, holders of the Company's common stock will receive cash or shares of Independence common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of 50% Independence common stock and 50% cash. The number of shares of stock any stockholder of the Company receives will be determined based upon an exchange ratio designed to produce a value of $26.50 per share when Independence stock has a market value as calculated in the agreement of between $12.75 and $17.25. To the extent that the market value of Independence common stock during the pricing period exceeds $17.25 or is less than $12.75, the per share value of the consideration to be received by stockholders of the Company in the merger, whether in cash or stock, will increase or decrease, respectively. The transaction has an aggregate value of approximately $138 million.

     The agreement provides for the payment of a termination fee payable to Independence under certain circumstances. The members of the Board of Directors, who beneficially own approximately 30% of the Company have agreed to vote their shares in favor of the merger.

     Consummation of the proposed merger is subject to the satisfaction of certain conditions, including approval of the shareholders of Broad and approval of the appropriate regulatory agencies. Additional information concerning the agreement and the proposed merger is contained in Bancorporation's Current Report on Form 8-K filed February 8, 1999, which report is incorporated herein by reference.

DESCRIPTION OF BUSINESS

     BANCORPORATION

     Bancorporation is a bank holding company registered under the BHC Act. Bancorporation's activities currently are limited to ownership of the outstanding capital stock of the Bank and to performing certain services for the Bank.

     THE ISSUER TRUST

     The Issuer Trust is a statutory business trust formed under Delaware law pursuant to (i) a trust agreement, as amended and restated, dated as of June 9, 1997, executed by Bancorporation, as Depositor, Bankers Trust Company, as Property Trustee, and
Bankers Trust (Delaware), as Delaware Trustee, and (ii) the filing of a Certificate of Trust with the Delaware Secretary of State on June 9, 1997. The Issuer Trust is wholly owned by
Bancorporation. Bancorporation, while holder of all of the beneficial interests represented by common securities of the Issuer Trust (the "Common Securities"), has selected two individuals who are employees of Bancorporation to serve as Administrators. The Issuer Trust's business and affairs are conducted by its Property Trustee, Delaware Trustee, and the two
Administrators. The Issuer Trust exists for the exclusive purposes of (i) issuing and selling the 9.5% Cumulative Trust
Preferred Securities (the "Preferred Securities") and the Common
Securities, (ii) using the proceeds from the sale of the Preferred Securities and the Common Securities to acquire the 9.5% Junior Subordinated Debentures (the "Junior Subordinated
Debentures") issued by Bancorporation and (iii) engaging in only those other activities necessary, advisable or incidental thereto
(such as registering the transfer of the Preferred Securities).
Accordingly, the Junior Subordinated Debentures are the sole asset of the Issuer Trust and payments under the Junior
Subordinated Debentures are the sole revenue of the Issuer Trust. Bancorporation has entered into several contractual arrangements for the purpose of fully and unconditionally supporting the Issuer Trust's payment of distributions on, payments on any redemption of, and any liquidation distribution with respect to, the Preferred Securities. These contractual arrangements constitute a full and unconditional guarantee by Bancorporation of the Issuer Trust's obligations under the Preferred Securities.
The Issuer Trust has a term of 31 years, but may terminate earlier as provided in the Trust Agreement. The principal executive office of the Issuer Trust is 905 Broad Street, Newark,
New Jersey, 07102 and its telephone number is (973)624-2300.  See
"Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations, and Item 8.  Financial
Statements and Supplementary Data.

     THE BANK

     The Bank is a national banking association organized in 1925 under the laws of the United States with offices in Newark
(7 offices), East Orange, Millburn, North Arlington, Livingston, Perth Amboy, Kearny, Jersey City and Elizabeth (2 offices), New Jersey. The Bank is a full service commercial bank and offers a broad range of commercial and retail banking services. It offers checking accounts, savings accounts, money market accounts and individual retirement accounts (IRAs), as well as various other types of time deposits which are insured by the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation ("FDIC") to the full extent provided by law. The Bank also provides typical bank services such as cashiers checks, United States Savings Bonds and travelers checks. The Bank had total deposits of $518,238,000 as of December 31, 1997 and of $575,064,000 as of December 31, 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

     The Bank originates and services both secured and unsecured loans which totaled $315,554,000 as of December 31, 1997 and $351,896,000 as of December 31, 1998, in each case, net of deferred loan fees and the allowance for possible loan losses. Commercial lending operations include various types of credit for the Bank's commercial and industrial customers. The Bank's installment loan department makes direct loans to individuals. The Bank's mortgage loan department makes a variety of residential, industrial, and commercial loans secured by real estate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

     The Bank also provides agency and custody services for individuals and institutional accounts. The Bank has trust powers which permit it to administer trusts and estates, although the Bank has no trust accounts at this time.

     The Bank currently has fourteen branch banking facilities in addition to its main location. See "Item 2. Properties."

     EMPLOYEES

     Bancorporation and the Bank have approximately 210 full-time employees and 33 part-time employees. Neither Bancorporation nor the Bank is a party to any collective bargaining agreement and employee relations are deemed to be satisfactory.

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

SUPERVISION AND REGULATION

     FEDERAL BANK HOLDING COMPANY ACT

     GENERAL. Bancorporation is a registered bank holding company within the meaning of the BHC Act, subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bancorporation is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHC Act. Also, the Federal Reserve Board periodically examines Bancorporation. The Federal Reserve Board has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the Federal Reserve Board is empowered to impose substantial civil money penalties for violations of banking statutes and regulations. Regulation by the Federal Reserve Board is intended to protect depositors of the Bank, not shareholders of Bancorporation.

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

     In determining whether to approve a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into account the competitive effects of the proposed acquisition, the convenience and needs of the community to be served, and the financial and managerial resources and future prospects of the bank holding companies and banks concerned. If a proposed acquisition, merger or consolidation might have the effect in any section of the United States to substantially lessen competition or to tend to create a monopoly, or if such proposed acquisition, merger, or consolidation otherwise would be in restraint of trade, then the Federal Reserve Board may not approve it unless it finds that the anticompetitive effects are clearly outweighed in the public interest by the probable effect of the proposed transaction in meeting the convenience and needs of the community to be served.

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

     The Federal Reserve Board recently issued a regulation effective on October 1, 1998 that increases the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights ("MSRs"), non-mortgage servicing assets ("NMSAs") and purchased credit card relationships ("PCCRs") would be included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 100% of Tier 1 capital and, to the further extent that PCCRs and NMSAs, in the aggregate, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles ("CDI") and all other identified intangible assets, must be deducted in determining Tier 1 capital. As of December 31, 1998, Bancorporation did not have MSRs, PCCRs, NMSAs or CDIs but did have other identified intangible assets in the amount of $165,800, representing goodwill arising from the purchase of certain assets and the assumption of certain liabilities from the Jersey City office of Panasia Bank in August 1998.

     The Federal Reserve Board issued a press release on October
21, 1996 stating that it would treat trust preferred securities as part of Tier 1 capital for bank holding companies subject to the following conditions: (1) the instrument must provide for a minimum five-year consecutive deferral period on distributions to preferred shareholders; (2) the underlying intercompany loan must be subordinated to all other debt and have the longest feasible maturity; (3) these securities together with other cumulative preferred stock issued by a bank holding company can only constitute 25 percent of the holding company's Tier 1 capital;
and (4) prior Federal Reserve approval is required before the preferred security may be redeemed. The $11,500,000 of preferred securities issued by Bancorporation meet these requirements.

     Effective October 1, 1998, the Federal Reserve Board amended its capital adequacy guidelines to permit bank holding companies to include as part of Tier 2 capital up to 45 percent of the pretax net unrealized holding gains on available-for-sale equity securities.

     The Federal Reserve Board's capital adequacy guidelines require a bank holding company to satisfy a Tier 1 Leverage Ratio, a total risk-based capital ratio and a Tier 1 risk-based capital ratio. Under the Tier 1 Leverage Ratio capital guideline, a bank holding company must have and maintain Tier 1 capital in an amount equal to at least 3.0% of its average total consolidated assets. In general, average total consolidated assets means the quarterly average total assets (net of the allowance for loan and lease losses) reported on a bank holding company's Consolidated Financial Statements (FR Y-9C Report), minus goodwill and any other intangible assets or investments in subsidiaries which are deducted from Tier 1 capital. The 3.0% minimum Tier 1 Leverage Ratio is considered the absolute minimum amount of Tier 1 capital which the most highly rated bank holding companies (those rated composite 1 under the BOPEC rating system for bank holding companies) or those bank holding companies that have implemented the risk-based capital market risk measure set forth in the Federal Reserve Board's capital adequacy guidelines are required to maintain. All other bank holding companies must maintain a minimum Tier 1 Leverage Ratio of 4.0%.

     Under the Federal Reserve Board's capital adequacy guidelines, a bank holding company must have and maintain a ratio of Total capital to risk-weighted assets of 8.00%, and a ratio of Tier 1 capital to risk-weighted assets of 4.00%. The amount of a bank holding company's risk-weighted assets is determined by multiplying the balance sheet amount of each of the bank holding company's consolidated assets by a specified risk-weight factor of 0%, 20%, 50% or 100%, in accordance with the relative risk level of the asset. In determining risk-weighted assets, off-balance sheet items, such as standby letters of credit, are converted to an on-balance sheet credit equivalent amount by multiplying the face amount of the off-balance sheet item by a credit conversion factor of 0%, 20%, 50% or 100%, in accordance with the probability that the off-balance sheet item will become a credit extended by the bank holding company. In general, intangible assets and other assets which are deducted in determining Tier 1 capital and Total capital must also be excluded from risk-weighted assets.

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

     Under the Federal Reserve Board's market risk rules, an institution with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading
portfolio.   This regulation applies to any bank holding company
(i) whose trading activity equals 10% or more of its total assets or (ii) whose trading activity equals $1 billion or more.
General market risk refers to changes in the market value of on-balance sheet assets and off-balance sheet items resulting from broad market movements. Specific risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. Under the Federal Reserve Board's rules, an institution must measure its general market risk using its internal risk measurement model to calculate a "value-at-risk" based capital charge. An institution must also measure its specific risk either through a valid internal model or by a so-called standardized approach. The standardized approach for the measurement of specific risk uses a risk-weighing process developed by the Federal Reserve which categorizes individual instruments and then assesses a fixed capital charge. Until September, 1997, an institution that used an internal model to measure specific risk, rather than the standardized approach, was required to hold capital for specific risk at least equal to 50 percent of the specific risk charge calculated when using the standardized approach (the minimum specific risk charge). If that portion of an institution's "value-at-risk" capital charge which was attributable to specific risk did not equal the minimum specific risk charge, the institution was subject to additional charges to make up for such difference. As of September, 1997, the Federal Reserve has eliminated the use of the minimum specific risk charge and consequently, the need for a dual calculation if an institution uses its internal model to measure specific risk. Therefore, an institution using a valid internal model to measure specific risk may use the "value-at-risk" measures generated by its model without being required to compare the model-generated risk charge to the minimum specific risk charge as calculated under the standardized approach.

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

     On December 31, 1998, Bancorporation was in compliance with all of the Federal Reserve Board's capital guidelines. On such date, Bancorporation had a Tier 1 Leverage Ratio of 8.22% (compared with a requirement of 4% to 5%), and a ratio of total capital to risk-weighted assets of 14.06% (compared with a requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 12.80% (compared with a requirement of 4%). The capital ratios include the preferred securities which are 21.1% of the Tier 1 capital. There can be no assurance, however, that Bancorporation will remain in compliance with regulatory capital requirements. For additional information on Bancorporation capital, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition--Shareholders' Equity."

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

     Under the Riegle-Neal Act, individual states may restrict interstate acquisitions in two ways. First, a state may prohibit an out-of-state bank holding company from acquiring a bank located in the state unless the target bank has been in existence for a specified minimum period of time (not to exceed five years). Second, a state may establish limits on the total amount of insured deposits within the state which are controlled by a single bank holding company (a "deposit cap"), provided that such deposit limit does not discriminate against out-of-state bank holding companies.

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

     Effective October 10, 1997, the Riegle-Neal Act prohibits any bank from establishing or acquiring a branch or branches outside its home state primarily for the purpose of deposit production. An interstate branch must reasonably help meet the credit needs of the communities served as determined by a loan-to-deposit ratio screen. The FDIC and other banking agencies, under the final rule, will determine a bank's total loan-to-deposit ratio for all branches opened in a particular state one year or more after the bank has established an interstate branch.
If the ratio is 50 percent of the average loan-to-deposit ratio for all banks headquartered in that state, the banking regulators will try to determine whether the branches are making a "reasonable" effort to meet the needs of the community served in that state by using six mitigating factors. The agencies may impose sanctions on institutions found not to meet the community credit needs. The regulators may require the bank to close branches in the state where it has a low loan-to deposit ratio, and may prohibit the bank from opening any new branches unless the institution assures the agencies that it will attempt to meet those credit needs.

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

     On December 31, 1998, the Bank was in compliance with all of the OCC's minimum capital requirements. On such date, the Bank had a Tier 1 Leverage Ratio of 7.75% (compared with a requirement for the Bank of 4% to 5%), and a ratio of Total capital to risk-weighted assets of 13.32% (compared with a requirement of 8%), and a ratio of Tier 1 capital to risk-weighted assets of 12.06% (compared with a requirement of 4%).

     CLASSIFICATION OF BANKS. Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under OCC regulations, a bank is deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio), (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMEL rating of 1), (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMEL rating of 1), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%, and (v) "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%. Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. Under OCC regulations, the Bank was a well capitalized institution as of December 31, 1998.

     DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of the Bank are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under the FDIA and FDIC regulations, the Bank is required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC's assessment rates range from zero (0) cents to 27 cents per $100 of insured deposits. Institutions qualifying for the $0 assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. As of January 1, 1999, the Bank's assessment rate was zero cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

     In addition to any assessments that may be imposed by the
FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by the
Financing Corporation on Savings Association Insurance Fund-assessable ("SAIF-assessable") deposits and BIF-assessable deposits. Generally speaking, until December 31, 1999, the assessment rate imposed by Financing Corporation with respect to BIF-assessable deposits will be at a rate equal to one-fifth
(1/5) of the assessment rate for SAIF-assessable deposits.   As
of January 1, 1999, the annual assessment rate for BIF-assessable deposits was 1.22 basis points of assessable deposits and the annual assessment rate for SAIF-assessable deposits was 6.10 basis points of assessable deposits. As of January 1, 1999, the Bank only had BIF-assessable deposits, and its annual assessment rate was 1.22 basis points. Beginning on January 1, 2000, BIF-assessable deposits and SAIF-assessable deposits will be assessed by Financing Corporation at the same rate. This is likely to result in the Bank receiving an increased annual assessment from Financing Corporation.

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

     LOANS TO ONE BORROWER. In addition to limiting the rate of interest chargeable by banks on certain loans, federal law imposes additional restrictions on a national bank's lending activities. Under federal law the maximum amount that a national bank may lend to one borrower (and certain related interests of such borrower) generally is limited to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule including loans fully secured by government securities or deposit accounts in the bank. As of December 31, 1998, the Bank's lending limit under this regulation was approximately $8,957,100, and its current largest loan to one borrower (aggregate loans to the borrower and its related entities) was approximately $5,430,000.

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

     As of December 31, 1998, retained earnings of the Bank of $12,695,000 were available for payment of dividends to Bancorporation without regulatory approval. For additional information on the Bank's capital, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Shareholders' Equity."

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

     BANKING ACTIVITIES. The investments and activities of the Bank are subject to substantial regulation by the OCC, the Federal Reserve Board and the FDIC, including without limitation investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), investments in loans, loans to officers, directors and affiliates, security requirements, truth-in-lending, community reinvestment, the types of interest bearing deposit accounts which they can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

     YEAR 2000 SAFETY AND SOUNDNESS STANDARDS. On October 15, 1998, the Federal Reserve Board, the FDIC and the OCC adopted guidelines which establish the minimum safety and soundness standards for banks with respect to the Year 2000 readiness of
their computer systems.   The guidelines require that each bank,
in writing, (i) identify all internal and external mission-critical computer systems that are not Year 2000 ready; (ii) establish the priorities for accomplishing work and allocating resources to renovating internal mission-critical systems; (iii) identify the resource requirements and individuals assigned to the Year 2000 project on internal mission critical systems; (iv) establish reasonable deadlines for commencing and completing the renovation of such internal mission-critical systems; (v) develop and adopt a project plan that addresses the bank's Year 2000 renovation, testing, contingency planning, and management oversight process; and (vi) develop a due diligence process to monitor and evaluate the efforts of external third party suppliers to achieve Year 2000 readiness. Each bank must substantially complete the testing of the renovation of all internal mission-critical systems by December 31, 1998. The guidelines also require that each bank determine the ability of external third party suppliers to renovate external mission-critical systems that are not Year 2000 ready and to complete the renovation in sufficient time to substantially complete the testing of all external mission-critical systems by March 31, 1999. Furthermore, the guidelines require that each bank must complete the testing of all mission-critical systems by June 30, 1999.

     For additional information on the Bank's Year 2000 readiness, see "Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations--Year 2000."

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

     The Bank is subject to regulations issued by the Federal Reserve Board which require depository institutions to maintain non-interest-bearing reserves against their transaction accounts and non-personal time deposits. These regulations currently require depository institutions to maintain reserves equal to 3% of transaction accounts up to $46.5 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $46.5 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $4.9 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions. As of December 31, 1998, the Bank was required to maintain a reserve balance of $1.9 million.

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

     The Bank currently has fifteen full service branch banking facilities as described below in addition to its main location:

                              Approximate         Expiration
     Location                 Square Feet         Date of Lease

PruPlaza Banking Center         5,092            December 31,
745 Broad Street                                 2003 (5)
Newark, New Jersey

Ironbound Banking Center        4,100            February 28,
7 Wheeler Point Road                             2004
Newark, New Jersey

North Newark Banking Center     3,500            December 31,
466 Bloomfield Avenue                            2002 (1)
Newark, New Jersey

Millburn Banking Center         2,600            March 31,
225 Millburn Avenue                              2001  (1)
Millburn, New Jersey

Jersey City Banking Center      3,000            September 30,
348 Central Avenue                               2006 (1)
Jersey City, New Jersey

North Arlington Banking Center  1,700            March 31,
65 River Road                                    2003 (6)
North Arlington, New Jersey

Jackson Street Banking Center  10,900            Owned
123-133 Jackson Street
Newark, New Jersey

Bayway Banking Center           3,700            April 30,
1000 South Elmora Avenue                         2006 (2)
Elizabeth, New Jersey

Livingston Banking Center       3,450            November 30,
30 W. Mt. Pleasant Avenue                        2001 (3)
Livingston, New Jersey

Perth Amboy Banking Center      3,400            August 31,
Convery Plaza, Route 35                          2002 (5)
Perth Amboy, New Jersey

Maple Court Banking Center     4,248             July 16,
243 Chestnut Street                              2007
Newark, New Jersey

East Orange                    6,070             Owned
  Banking Center
554 Central Avenue
East Orange, New Jersey

Elizabeth Banking Center       3,190            Owned
826 Elizabeth Avenue
Elizabeth, New Jersey

Kearny Banking Center            700            March 31,
180 Schuyler Ave.                               2000 (5)
Kearny, New Jersey

East Ferry Office                800            November 30,
290 Ferry Street                                2000 (2)
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

/6/ The Bank has the option to extend the term of the lease for three additional five year periods.

    The Bank offers automated teller service facilities at most of its banking centers, as well as at the Gateway business complex, 100 Mulberry Street, Newark, New Jersey and at the
Newark International Airport.

    The Bank also owns an 18,000 square foot building located at 465 Bloomfield Avenue, Bloomfield, New Jersey. Under a lease agreement dated August 1993 between the Bank and EDS, all of the space in the Bloomfield Avenue building is being leased to EDS, a company that provides data processing services, related professional services, information processing and related outsourcing services to the Bank and other financial institutions.

    In June of 1998, a subsidiary of the Bank purchased the land and building at 901 Broad Street, which property is adjacent to the Bank's main banking center location at 905 Broad Street. During 1999, the building will be demolished. The land, consisting of approximately 8,100 square feet, will be improved to provide parking for customers of the main banking center. Additionally, the Bank plans to install a drive-in to provide drive-thru service for the customers of the main banking center.

    During 1999, the Bank plans to open a new full-service banking center in Linden, New Jersey, and another full-service banking center in West Orange, New Jersey.

    Bancorporation neither owns nor leases any property.

ITEM 3.  LEGAL PROCEEDINGS.

    Neither Bancorporation nor the Bank is involved in any material pending legal proceedings, other than routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS OF TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of Bancorporation's shareholders during the fourth quarter of the year ended
December 31, 1998.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELTED
         SHAREHOLDER MATTERS

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

    The market price information does not include retail markups, markdowns or commissions, but is based on actual transactions.

     Bancorporation         High*        Low*    Dividend*

    1998 1st Quarter       $22.381     $18.333     $.10
         2nd Quarter        24.286      19.881      .10
         3rd Quarter        23.929      15.238      .11
         4th Quarter        20.298      15.000      .12

    1997 1st Quarter       $15.476     $10.238     $.10
         2nd Quarter        16.786      13.333      .10
         3rd Quarter        19.286      15.595      .10
         4th Quarter        23.333      14.881      .11

____________
* The market prices and dividends have been restated to give effect to the 5% stock dividend declared December 17, 1998 and distributed January 7, 1999, and the 5% stock dividend which was declared December 18, 1997 and distributed January 6, 1998.

     As of February 15, 1999, there were 4,985,728 shares of Bancorporation's Common Stock outstanding and approximately 900 holders of record of such stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain historical financial data with respect to Bancorporation on a consolidated basis. The information contained in this table should be read in conjunction with Bancorporation's historical Consolidated Financial Statements and related notes thereto included elsewhere in this Report.

                                                 December 31,
                               1998         1997    1996    1995        1994
                                             (Dollars in thousands)

SELECTED CONSOLIDATED STATEMENTS OF CONDITION INFORMATION

Total assets                 $684,793    $601,669 $533,615 $481,185   $428,630
Loans, gross                  360,389     322,752  287,364  267,419    267,422
Securities held-to-maturity    32,949      65,330   90,170   60,266     89,789
Securities available-
for-sale                      231,828     141,077   69,044   55,946     21,144
Total deposits                575,064     518,238  485,073  429,681    391,466
Short-term borrowings          40,651      13,000    1,000      782        177
Long-term debt                      0       9,000        0        0          0
9.5% Cumulative Trust
   Preferred Securities        11,500      11,500        0        0          0
Shareholders' equity           44,689      39,231   38,358   34,529     30,266

CONSOLIDATED STATEMENTS OF INCOME INFORMATION

Interest income              $45,795      $40,855  $35,162  $33,398    $29,795
Interest expense              18,467       15,930   11,818   10,082      7,464
Net interest income           27,328       24,925   23,344   23,316     22,331
Provision for possible loan
  losses                         975        1,800    1,350      720        450
Net interest income after
  provision for possible loan
  losses                      26,353     23,125     21,994   22,596     21,881
Non-interest income            7,544      7,117      6,556    4,491      3,649
Non-interest expense          21,540     19,549     19,849   19,536     20,073
Provision for income taxes     4,310      4,282      3,428    3,131        768
Net income                   $ 8,047    $ 6,411    $ 5,273  $ 4,420    $ 4,689
Per Share Data (1)
Net income per common share
  Basic                      $1.63       $1.28      $1.05    $1.08      $1.17
  Diluted                    $1.56       $1.23      $1.01    $0.85      $0.91
Cash dividends per common
  share                      $0.42       $0.35      $0.26    $0.15      $0.14
Book value per common share   9.09        7.93       7.45     6.71       6.49
Dividend payout ratio        27.26%      27.16%     24.54%   26.58%     24.05%
Weighted average number of common
shares outstanding
(in thousands):
  Basic                       4,935       5,027     5,028     3,577      3,488
  Diluted                     5,162       5,204     5,248     5,207      5,141

FINANCIAL RATIOS
Return on average assets      1.28%       1.13%     1.05%    0.97%      1.04%
Return on average
  shareholders' equity       19.20       16.33     14.58    13.52      16.16
Average equity to average
  assets                      6.64        6.94      7.20     7.14       6.44
Earnings to fixed
 charges /2/                  1.41        1.56      1.74     1.71       1.68
Net interest margin           4.59        4.70      5.05     5.59       5.41
Net interest spread           3.77        3.89      4.33     4.88       4.92

ASSET QUALITY RATIOS
Non-performing loans as a %
  of gross loans              0.58%       1.49%     3.39%    3.82%     3.63%
Non-performing loans as a %
  of total assets             0.30        0.80      1.82     2.12      2.26
Allowance for possible loan
  losses as a % of gross
    loans                     2.29        2.16      2.97     2.77      2.84
Allowance for possible loan
  losses as a % of non-
  performing Loans           396.06      144.63   87.65    72.47      78.32
Net (recoveries)chargeoffs as
  a % of average gross loans (.09)        1.10     0.08     0.35       1.56
Non-performing assets as a %
  of loans and OREO          1.69         2.19     5.03     6.00       5.81

CAPITAL RATIOS
Leverage capital             8.22%        8.19%    6.92%    7.17%      7.00%
Tier 1 capital to total
  risk-weighted assets       12.80       13.16    11.17    10.58       9.96
Total capital to total
  risk-weighted assets       14.06       14.41    12.44    11.85       11.22

1) Share and per share amounts have been adjusted to reflect all prior stock dividends.

2) The ratio of earnings to fixed charges is computed by dividing the sum of income before taxes, fixed charges and preferred stock dividends by the sum of fixed charges and preferred stock dividends. Fixed charges represent interest expense and payment of debt.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

STATEMENTS MADE IN THIS REPORT THAT ARE NOT HISTORICAL IN NATURE, OR THAT STATE THE COMPANY'S, OR MANAGEMENT'S INTENTIONS, HOPES, BELIEFS, EXPECTATIONS, OR PREDICTIONS OF THE FUTURE, ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, AND INVOLVE RISKS AND UNCERTAINTIES. IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN BANCORPORATION'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

     The following discussion and analysis is intended to provide information about the financial condition and results of operations of Broad National Bancorporation and its subsidiaries on a consolidated basis and should be read in conjunction with the Consolidated Financial Statements and their related notes.
As used in the following discussion, the term "Company" refers to Broad National Bancorporation and its subsidiaries on a consolidated basis; the term "Bank" refers to Broad National Bank and its subsidiaries on a consolidated basis; and the term "Bancorporation" refers to Broad National Bancorporation on a parent company only basis. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1998 data.

                             SUMMARY

     The Company recorded net income of $8,047,000 or diluted per share earnings of $1.56 in 1998, compared to net income of $6,411,000 or diluted per share earnings of $1.23 in 1997, and net income of $5,273,000 or diluted per share earnings of $1.01 in 1996.

     The per-share data for 1997 and 1996 have been restated to reflect the effects of the 5% stock dividend declared December
17, 1998 and distributed January 7, 1999, as well as all prior stock dividends.

     The increase in net income for 1998 is attributable primarily to an increase in net interest income and a reduction in the provision for possible loan losses, and to a lesser extent, an increase in non-interest income.

     An improvement in net interest income and non-interest income as well as a decrease in non interest expense contributed to the increase in net income for 1997 as compared to 1996.

     The Company's return on average assets was 1.28% for 1998, 1.13% for 1997 and 1.05% for 1996. The Company's return on average shareholders' equity was 19.20% for 1998, 16.33% for 1997 and 14.58% for 1996.

     The Company's total assets increased $83,124,000 or 13.8% in 1998 following an increase of $68,054,000 or 12.8% in 1997.
Total deposits increased $56,826,000 or 11.0% in 1998 following an increase of $33,165,000 or 6.8% in 1997. Total loans, net of the allowance for possible loan losses and unearned income, increased $36,342,000 or 11.5% in 1998 following growth of $36,969,000 or 13.3% in 1997.

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



                                    NET INTEREST INCOME
                                  (Dollars in Thousands)

                         1998                     1997                     1996
               Average        Interest  Average     Average  Interest  Average  Average     Interest  Average
               Balance        and Fees  Rate/2/     Balance  and Fees  Rate/2/  Balance     And Fees  Rate/2/

ASSETS
Federal
  funds
  sold         $ 34,269       $ 1,876     5.47%     $ 51,321  $ 2,813    5.48% $ 48,201     $ 2,567   5.33%
Investment
securities/1/
 Securities
 held-to-
 maturity       48,240          2,907     6.03        82,241    5,243    6.38    75,403       4,745   6.29
 Securities
 available-for
 -sale/4/      175,436         10,945     6.24        93,135    5,894    6.33    61,948       3,689   5.95
Total
Investment
Securities     223,676         13,852     6.19/1/    175,376   11,137   6.35/1/ 137,351       8,434   6.14/1/





Loans
 MORTGAGE      239,590         20,961     8.75       208,228   18,315   8.80     186,717     16,188   8.67
  Installment   12,964          1,281     9.88        12,310    1,249  10.15      15,083      1,460   9.68
  Commercial    85,813          7,856     9.15        83,687    7,370   8.81      75,459      6,485   8.59
  States and
  political
  subdivisions/1/   -            -        0.00             5        1  12.48         756         88  11.64
Total Loans     338,367        30,098     8.90       304,230   26,935   8.85     278,015     24,221   8.71

Total Interest
Earning Assets  596,312       $45,826     7.69%      530,927  $40,885   7.70%  463,567     $35,222   7.60%

Less - Allowance
for possible loan
losses           7,343                                8,599                      7,869
All other
 assets         41,827                               43,683                     46,517

Total Assets   $630,796                            $566,011                   $502,215

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Deposits
 Savings, money
 market and
 interest
 bearing
 demand
 deposits      $229,022  $ 4,883        2.13%   $214,666 $ 4,756    2.22%   $222,912      $ 4,899   2.20%
Time deposits
Under $100,000  108,797    5,737        5.27      96,429    4,990    5.17     84,077        4,222   5.02
Over $100,000   101,087    5,546        5.49      93,127    5,182    5.56     52,891        2,639   4.99

Total Interest
Bearing
Deposits        438,906   16,166        3.68     404,222   14,928    3.69    359,880       11,760   3.27

Short term
borrowings       16,665      977        5.87       4,885      281    5.75      1,149           58   5.05
Long term debt    3,701      231        6.24       2,752      175    6.36          0            0      0

9.5% Cumulative
Trust Preferred
Securities       11,500    1,093        9.50       5,750      546    9.50          0            0      0
Total Interest
Bearing
Liabilities     470,772   $18,467       3.92%    417,609   $15,930   3.81%     361,029    $11,818   3.27%

Other
liabilities      11,280                            9,085                         7,831
Demand
 deposits       106,840                          100,055                        97,197
Shareholders'
 equity          41,904                           39,262                        36,158

Total Liabilities
and Shareholders'
Equity         $630,796                         $566,011                       $502,215

NET INTEREST INCOME       $27,359                           $24,955                       $23,404
NET INTEREST SPREAD                    3.77%/3/                       3.89%/3/                       4.33%/3/
NET INTEREST MARGIN                    4.59%                          4.70%                          5.05%

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

</TABLE




Rate/Volume Analysis Of Net Interest Income

     The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the years ended December 31, 1998 and 1997 is set forth below.

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


                       1998 Compared with 1997      1997 Compared with 1996
                         Increase (Decrease)         Increase (Decrease)
                         Due to a change in            Due to a change in

                          Average   Average             Average   Average
                          Balance   Rate      Total     Balance   Rate    Total
                                        (Dollars in thousands)

Interest earned on:
  Loans                  $ 2,606   $ 557     $ 3,163   $ 2,316   $ 398  $ 2,714
  Investment securities    3,067    (352)      2,715     2,415     288    2,703
  Federal funds sold        (932)     (5)       (937)      164      82      246
  Total interest income    4,741     200       4,941     4,895     768    5,663

Interest paid on:
  Savings, money market
     and interest bearing
     demand deposits         315   (188)       127       (246)    103      (143)
  Time deposits:
     Under $100,000          652     95        747        642     126       768
     Over $100,000           443    (79)       364      2,242     301     2,543
  Short-term borrowings      687      9        696        222       1       223
  Long-term debt              61     (5)        56        175       0       175
  9.5% Cumulative Trust
     Preferred Securities    547       -       547        546       0       546
Total interest expense     2,705   (168)     2,537       3,581     531    4,112
Change in net interest
       income              $2,036  $368     $ 2,404    $ 1,314   $ 237    $1,551
Percent increase in net
interest income over
the prior period                             9.63%                          6.63%

     Total tax equivalent interest income of $45,826,000 for 1998 represents an increase of $4,941,000 or 12.1% over tax equivalent interest income of $40,885,000 for 1997. This improvement is primarily due to an increase of $65,385,000 in the average balance of total interest earning assets for 1998 as compared to 1997. The average balance of total investment securities was $48,300,000 higher for 1998 than for 1997, while the average balance of total loans was $34,137,000 higher for 1998 than for 1997. These increases were partially offset by a decline of $17,052,000 in the average balance of federal funds sold. The increase in the average balance of interest earning assets contributed $4,741,000 to the total increase of $4,941,000 in tax equivalent interest income for 1998 as compared to 1997. The additional increase of $200,000 in tax equivalent interest income is due to an increase in the average rate earned on interest earning assets, and in particular, loans. The additional interest income attributable to the average rate earned on loans is primarily the result of the collection of $475,000 of non-recurring interest income, which interest income represents cash in excess of the principal balance collected from the workout of loans previously placed on non-accrual status or previously charged off. The average tax equivalent yield for total average interest earning assets was 7.69% for 1998, compared to 7.70% for 1997.

     Total interest expense of $18,467,000 for 1998 was $2,537,000 or 15.9% higher than 1997. An increase of $53,163,000 in total interest bearing liabilities is the primary reason for this increase, resulting in an additional $2,705,000 of interest expense for 1998 as compared to 1997. The average cost of interest bearing liabilities for 1998 was 3.92%, an increase of 11 basis points from 3.81% in 1997.

     Tax equivalent net interest income for 1998 was $27,359,000, an increase of $2,404,000 or 9.63% from $24,955,000 for 1997.
This increase is primarily due to the average balance of interest earning assets increasing more than the average balance of interest bearing liabilities. The net interest spread, on a tax equivalent basis, declined 12 basis points to 3.77%, and the net interest margin, which is tax equivalent net interest income expressed as a percentage of average interest earning assets, declined 11 basis points to 4.59% for 1998, compared to 4.70% for 1997. This reflects the fact that the growth of interest earning assets outpaced the growth of net interest income, resulting from the use of higher costing time deposits and short-term and long-term borrowings to fund the growth of average interest earning assets.

     Total tax equivalent interest income of $40,885,000 for 1997 represented an increase of $5,663,000 or 16.1% over total tax equivalent interest income of $35,222,000 for 1996. This improvement was primarily due to an increase of $67,360,000 in the average balance of interest earning assets for 1997 as compared to 1996. The average balance of total investment securities was $38,025,000 higher for 1997 than for 1996, while the average balance of total loans was $26,215,000 higher for 1997 than for 1996. The increase in the average balance of interest earning assets contributed an additional $4,895,000 to total tax equivalent interest income for 1997 as compared to 1996. An increase in the average rate earned on interest earning assets contributed an additional $768,000 to total tax equivalent interest income for 1997 as compared to 1996. The average tax equivalent yield for total average interest earning assets was 7.70% for 1997 as compared to 7.60% for 1996, an increase of 10 basis points.

     Total interest expense of $15,930,000 for 1997 was $4,112,000 or 34.8% higher than 1996. An increase of $56,580,000 in total interest-bearing liabilities is the primary reason for this increase, resulting in an additional $3,581,000 of interest expense for 1997 as compared to 1996. 1997 interest expense increased an additional $531,000 due to an increase in cost of total interest-bearing liabilities. The average cost of interest-bearing liabilities was 3.81%, an increase of 54 basis points from 3.27% in 1996. The funding of asset growth through an increase in relatively higher costing time deposits as well as the addition of higher costing short-term and long-term borrowings contributed to the increase in the cost of interest-bearing liabilities for 1997.

     Tax equivalent net interest income for 1997 was $24,955,000, an increase of $1,551,000 or 6.63% from $23,404,000 for 1996, primarily due to the average balance of total interest earning assets increasing more than the average balance of total interest bearing liabilities. However, the net interest spread on a tax equivalent basis declined 44 basis points to 3.89% for 1997 compared to 4.33% for 1996, and the net interest margin, which is tax equivalent net interest income expressed as a percentage of average interest earning assets, declined 35 basis points to 4.70% for 1997 compared to 5.05% for 1996. This reflects the fact that the growth on interest earning assets outpaced the growth in net interest income, resulting from the use of higher costing time deposits as well as short-term and long-term borrowings to fund the growth of average interest earning assets.

PROVISION FOR POSSIBLE LOAN LOSSES

     In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $975,000, $1,800,000 and $1,350,000 for 1998, 1997 and 1996, respectively.
The decrease in the provision for possible loan losses during 1998 was primarily due to the decline in non-performing loans and the improvement in the Company's asset quality. The increase in the provision for possible loan losses during 1997 was primarily due to the increase in loans outstanding, as well as the increase in net loan charge-offs.





     Actual net loan (recoveries)charge-offs were $(297,000) or (.09%) of average total loans, $3,357,000 or 1.10% of average total loans and $221,000 or .08% of average total loans for 1998, 1997, and 1996 respectively.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES

     Total non-interest income of $7,544,000 for 1998 was $427,000 or 6.0% higher than 1997. Within the non-interest income category , other income of $1,467,000 was $379,000 or 34.8% higher in 1998 as compared to 1997. This other income category represents the most significant reason for the increase in non-interest income. Included in this other income category are ATM related fees, which were $243,000 or 90.3% higher in 1998 than 1997. During 1998, five additional ATMs were added to the Bank's network of ATMs. These additional ATMs were a significant factor contributing to the increase in ATM related fees.

     In addition to the increase in other income, service charges on deposit accounts were $109,000, or 1.8%, higher for 1998 than for 1997. The improvements in other income and service charges were partially offset by a decline of $61,000 in gains recognized from the sale of securities available for sale. The Company recorded gains of $23,000 from the sale of securities available for sale during 1998, as compared to gains of $84,000 realized during 1997.

     Total non-interest income of $7,117,000 for 1997 was $561,000 or 8.6% higher than 1996. Service charges on deposit accounts increased $575,000 or 10.7% to $5,945,000 for 1997, primarily due to an increase in non-sufficient funds fees from demand deposit accounts. Other non-interest income was $143,000 or 11.6% lower for 1997 as compared to 1996, while gains of $84,000 from the sale of securities available for sale recognized in 1997 represented an improvement of $129,000 over the loss of $45,000 recorded in 1996.

     Total non-interest expenses of $21,540,000 for 1998 were $1,991,000 or 10.2% higher than 1997.

     Salaries and wages were $1,540,000 or 19.3% higher for 1998 as compared to 1997, primarily due to incentive-based compensation programs, as well as merit increases.

     Occupancy expense of $2,206,000 for 1998 was $197,000 or 9.8% higher than 1997. Contributing to this increase was 1998 rent expense which was $95,000 or 16.5% higher than 1997, due mostly to the opening of two new leased branch facilities during 1998.

     Furniture and equipment expenses were $236,000 or 20.2% higher for 1998 as compared to 1997. ATM related expenses were $118,000 higher for 1998 than 1997, due primarily to the addition of five new ATMs during 1998. Depreciation expenses associated with computer hardware and software were $61,000 higher for 1998 than for 1997.

     The increase of $103,000 or 14.3% in postage, delivery and communication expenses is primarily attributable to increased telephone expenses, which were $73,000 higher for 1998 than for 1997. The Bank assumed direct responsibility from its data processor for the management of its data communication lines during 1998, incurring additional telephone expenses for these data lines. At the same time, the Bank was able to achieve savings in its data processing fees.

     During 1998 the Bank recorded other real estate expenses of $110,000. This represents a change of $329,000 from income of $219,000 recorded in 1997. Gains from the sale of properties classified as other real estate owned resulted in the recognition of income during 1997.

     Other expenses of $1,835,000 for 1998 were $79,000 or 4.5%
higher than 1997, primarily due to increased contributions expenses, as well as the full year amortization of expenses associated with the issuance in June of 1997 of the 9.5%
Cumulative Trust Preferred Securities.

     The increases noted above were partially offset by decreases in data processing fees, legal fees and professional fees.

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

     The improvement in other real estate expenses for 1997 as compared to 1996 is attributable to gains of $343,000 from the sales in 1997 of properties classified as other real estate owned.

     Other non-interest expenses increased $345,000, or 24.5%, in 1997, reflecting increased costs associated with employee training programs and temporary help, as well as expenses associated with the issuance in 1997 of the 9.5% Cumulative Trust
Preferred Securities.




INCOME TAXES

     The effective tax rates for 1998, 1997 and 1996 were 34.9%, 40.0% and 39.4%, respectively. The decrease in the effective tax rate to 34.9% for 1998 was primarily due to a reduction of the Company's deferred tax valuation allowance of $270,000, as well as lower state income taxes.

     The net change in the total valuation allowance for 1998 was primarily the result of the Company's continued strong earnings performance. There was no change in the total valuation allowance for 1997 and 1996.

                       FINANCIAL CONDITION

LOANS

     Total loans of $360,389,000 at December 31, 1998 increased
$37,637,000 or 11.7% from the December 31, 1997 balance of $322,752,000. The most significant growth occurred in the residential and commercial mortgage categories, which were $26,699,000 and $16,556,000, respectively, higher in 1998 than in 1997. The growth in the residential mortgages is primarily attributable to the Bank's home equity credit products, which are included in the residential mortgage category. The introduction of the Millennium Home Equity Credit Line and the addition of a 20-year fixed rate home equity loan were major factors contributing to the growth of the home equity products. Home equity credit balances were $22,458,000 higher in 1998 than in 1997, including an increase of $3,897,000 in the variable rate line of credit product and an $18,561,000 increase in the fixed rate equity credit loan product. Average loans totaled
$338,367,000 for 1998, an increase of $34,137,000 or 11.2%
compared to an average of $304,230,000 for 1997. For 1998, average loans represented 56.7% of total interest earning assets, compared to 57.3% of total interest earning assets for 1997.

     The following table shows the classification of loans by major category, at December 31, for each of the past five years.





                                        December 31,
                     1998        1997     1996       1995     1994
                                   (Dollars in Thousands)

Real estate loans:
  Construction      $ 11,322  $  10,844 $  5,990  $  4,097  $  3,913
  Mortgage
    Residential      105,353     78,654   72,791    62,168    63,646
    Commercial       158,020    141,464  126,050   122,346   114,901
Commercial loans      76,103     82,524   73,171    68,479    76,465
Installment loans      8,856      8,576    8,341     9,641     7,496
Other loans              735       690     1,021       688     1,001
Total gross loans   $360,389   $322,752 $287,364  $267,419  $267,422

     Real estate loans include construction mortgages, residential mortgages (including home equity loans and lines of credit), and commercial mortgages.

     Construction loans are predominately floating rate loans and the term thereof generally does not exceed one year. The majority of the Bank's construction loans consist of loans secured by single - or multi- family dwellings located in the Bank's primary market area.

     Residential mortgage loans include mortgages for the purchase or refinancing of residential properties and are secured by first liens on those properties. This category also includes home equity loans and lines of credit which are secured by either a first or second lien on real estate.

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






     The following table summarizes the contractual maturities of certain loan categories at December 31, 1998.

                    Within     1-5      Over
                    One Year  Years     5 Years   Total
                         (Dollars in Thousands)

Real estate loans:
  Construction      $   661   $ 10,661  $      0  $ 11,322
  Mortgage           26,337     13,169   223,867   263,373
Commercial loans     35,768     31,203     9,132    76,103

The table below presents the breakdown of loans with fixed and variable rates at December 31, 1998 for loans with a term of greater than one year in the following categories:

                           Fixed               Variable
                       Interest Rates        Interest Rates
                              (Dollars in Thousands)

Real estate loans:
     Mortgage            $ 110,091           $ 126,945
     Commercial loans       16,941              23,394

     The Company's loan portfolio is varied, with no undue concentration in any single industry, although most of the loans in the Company's loan portfolio have been made to borrowers in New Jersey, and are secured by real estate in New Jersey.

     Accordingly, as with most financial institutions in this market area, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in New
Jersey's market conditions. A substantial portion of the Company's home equity loan portfolio (which is included in real estate mortgages in the table above) and a substantial portion of its commercial loan portfolio have interest rates that reprice with changes in the prime rate.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is maintained at an amount considered adequate by management and the Board of Directors to provide for potential credit losses based upon a periodic evaluation of the risk characteristics of the loan portfolio.

     Management and the Board of Directors of the Company review the allowance for possible loan losses on a regular basis.
Management and the Board evaluate a number of factors in determining the appropriate level of the allowance for possible loan losses. Weakening credits are evaluated individually and factors such as the creditworthiness of the borrower, the adequacy of underlying collateral and the probable impact of business and economic conditions upon the borrower are examined.

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



                                                           December 31,
                                      1998        1997         1996        1995     1994
                                                      (Dollars in Thousands)

Average loans outstanding
  during the year                     $338,367   $304,230    $278,015   $266,095  $262,053
Total gross loans at period end       $360,389   $322,752    $287,364   $267,419  $267,422
Allowance, beginning of the year      $  6,974   $  8,531    $  7,402   $  7,602  $ 11,252
Loans charged-off during the year:
  Commercial                               780      2,370         569      1,952     2,184
  Mortgage                                 146      1,403         520         80     2,809
  Installment                              145        185         175         91       148
Total loans charged-off during
  the year                               1,071      3,958       1,264      2,123     5,141
Recoveries during the year:
  Commercial                               762        369         804      1,005       890
  Mortgage                                 455        132         104        142        10
  Installment                              151        100         135         56       141
Total recoveries during
  the year                               1,368        601       1,043      1,203     1,041
Net loans(recovered)charged-off
  during the year                         (297)     3,357         221        920     4,100
Provision charged to operations            975       1,800      1,350        720       450
Allowance, end of the year            $  8,246    $  6,974   $  8,531   $  7,402  $  7,602
Ratio of net loans (recovered)
  charged-off to
  average loans outstanding
  during the year                       (0.09%)       1.10%       0.08%       0.35%   1.56%
Allowance for possible loan
  losses as a percentage of
  total gross loans                      2.29%        2.16%       2.97%       2.77%   2.84%





    The following table reflects the allowance for possible loan losses by category as of December 31, for each of the past five years:

                                                                  December 31,
                              1998                1997                1996                1995                1994


                              Percent             Percent             Percent             Percent             Percent
                              of Loans            of Loans            of Loans            of Loans            of Loans
                    Dollar    to Total  Dollar    to Total  Dollar    to Total  Dollar    to Total  Dollar    to Total
                    Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans
                                                             (Dollars in Thousands)
Real estate loans:
  Construction      $   93         3%   $    57       3%    $   30        2%    $  163       2%     $  163       2%
  Mortgage           1,615         73    1,257       68      1,880       69      1,765      68       1,984      66
  Commercial loans   6,182         21    5,340       26      6,303       26      5,052      26       5,147      29
  Installment loans    197          3      182        3        171        3        271       4         308       3
  Other                159         *       138        *        147        *        151       *           0       *
Total               $8,246        100%  $6,974      100%    $8,531     100%     $7,402    100%      $7,602    100%
* Less than 1.0%


     During 1998, total loans charged off decreased $2,887,000 or 72.9% as compared to an increase of $2,694,000 or 213% to $3,958,000 for 1997. Of the total 1997 charge-offs of $3,958,000, $1,926,000 represented loans that had been classified and reported as non-accrual loans at or prior to December 31, 1996. An additional $1,798,000 represented the loan of a single borrower. This loan had previously been restructured and was being reported by the Company as a restructured loan and a non-performing asset. This loan was performing in accordance with its restructured terms until October of 1997, at which time the Company noted a significant deterioration in the financial condition of the borrower sufficient to create doubt as to the collectibility of the remaining outstanding loan balance and resulting in the loan being charged off.

     The allowance for possible loan losses includes an allocation for all loans classified as special mention, substandard, doubtful or loss (See "Asset Quality" below for definitions of such classifications). After allocating the allowance for classified loans, an allocation is made for all non-classified loans. The allocation for non-classified loans is made by loan category, based upon the historical loss experience for each loan category as well as perceived risk of loss for each loan category. The amount of the allowance applicable to non-classified loans was $6,937,000 and $4,770,000 at December 31, 1998 and December 31, 1997, respectively. Since these factors are subject to change, the allocation of the allowance for possible loan losses should not be interpreted as an indication that such amounts or proportions will continue or indicate future trends.

     The specific amount of the allowance in any particular category may be reallocated in the future to reflect current conditions. Accordingly, the Company considers the entire reserve to be available to absorb losses in any category.

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

     The Company attempts to minimize overall credit risk through loan diversification. The Company's loan portfolio is varied, with no undue concentration in any single industry, although most of the loans in the Company's loan portfolio have been made to borrowers in New Jersey.

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

     Classified loan reports are prepared and reviewed regularly.
Classified loans are placed into one of several categories, depending upon the condition of the borrower and the strength and amount of collateral.

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

     The following table reflects the components of non-performing assets at December 31, for each of the past five years:

                                   December 31,
                      1998      1997      1996      1995      1994
                              (Dollars in Thousands)

Past due, 90 days or more:
  Mortgage          $ 1,132   $   434   $ 1,068   $ 1,938   $ 1,388
  Commercial            159       477      247     1,167       714
  Installment            75        20       34        18       23
Total past due
  90 days or
  more              $ 1,366   $   931  $ 1,349   $ 3,123   $ 2,125
Non-accrual loans:
  Mortgage          $   697   $   652  $ 2,800   $ 4,042   $ 4,357
  Commercial             11     3,229    5,584     3,049     3,222
  Installment             8        10        0         0         2
Total non-accrual
  loans             $   716   $ 3,891  $ 8,384   $ 7,091   $ 7,581
Total non-
  performing
  loans             $ 2,082   $ 4,822  $ 9,733   $10,214   $ 9,706
Restructured
  loans
  (excluding
  amounts
  classified as
  non-performing
  loans)             3,701     1,619    3,934     5,105     5,445
Other real estate
  owned, net           293       648      841       772       400
Total non-performing
  assets           $ 6,076   $ 7,089  $14,508   $16,091   $15,551
Non-performing
  loans as a
  percent of
  total gross
  loans              0.58%     1.49%    3.39%     3.82%      3.63%
Non-performing
  loans as a
  percent of
  total assets       0.30%     0.80%    1.82%     2.12%      2.26%
Non-performing
  assets as a
  percent of loans
  and other real
  estate owned       1.69%     2.19%    5.03%     6.00%     5.81%
Allowance for
  possible loan
  losses           $ 8,246   $ 6,974  $ 8,531   $ 7,402   $ 7,602
Allowance for
  possible loan
  losses as a
  percent of non-
  performing
  loans            396.06%   144.63%  87.65%    72.47%    78.32%

     During 1998, non-performing loans declined $2,740,000 or 56.8% to $2,082,000, primarily as the result of a decrease of $3,175,000 in non-accruing loans. The major component of this reduction was a single loan of $2,370,000 for which the bank was able to arrange for a substitution of debtors. This loan was removed from non-accrual status, but has been categorized as a restructured loan to provide for a period of satisfactory performance by the new debtor before the loan is removed from non-performing assets. This loan is currently performing in accordance with its terms.

     The increase in restructured loans during 1998 is attributable to the loan described above.

     During 1997 non-performing loans decreased $4,911,000 or 50% to $4,822,000. The major components of this reduction were chargeoffs of $1,926,000, payments received of $931,000, transfers to other real estate owned in the amount of $212,000 and loans totaling $1,629,000 returned to accrual status.

     The decline of $2,315,000 in restructured loans during 1997 was primarily due to the chargeoff of a single loan in the amount of $1,798,000, as previously discussed under Allowance for Possible Loan Losses.

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

     In addition to the non-performing and restructured loans as of December 31, 1998 and 1997, the Company had classified an additional $3,425,000 and $4,539,000, respectively, as substandard loans. A loan loss reserve has been allocated to such loans in accordance with the Company's policies.

     In the course of resolving non-performing loans, the Bank may restructure the contractual terms of its loans with its borrowers. If, prior to such restructuring, the loan was classified as non-accrual, it is the Bank's policy to continue to carry these restructured loans on non-accrual status for a period of time (typically six months) before management considers their return to accrual status. At December 31, 1998, two loans totaling $3,701,000 were categorized as restructured. These loans are currently performing in accordance with their modified terms.

     At December 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired was $4,526,000 and $7,334,000, respectively. The related allowance for credit losses was $0 at December 31, 1998, and $0 at December 31, 1997. The impaired loan portfolio is primarily collateral dependent. The average investment in impaired loans during the years ended December 31, 1998 and 1997 was approximately $5,350,000 and $9,334,000, respectively. For the years ended December 31, 1998 and 1997, the Company recognized cash basis interest income on these impaired loans of $234,176 and $344,000, respectively.

     The level of non-performing assets is heavily dependent upon local economic conditions. The December 31, 1998 total non-performing assets of $6,076,000 represents a decrease of $1,013,000 or 14.3% from December 31, 1997. There can be no assurance that the level of the Company's non-performing assets will not increase in the future.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD

     The Company invests a portion of its available funds in short-term and longer-term instruments, including federal funds sold and investment securities.

     Federal funds sold are used primarily for daily cash management purposes. Average federal funds sold of $34,269,000 for 1998 represented 5.7% of total average interest earning assets, as compared to 9.7% for 1997.

     Investment securities include obligations of the U.S. Government or its agencies, obligations of states and political subdivisions, Federal Reserve Bank stock and debt securities. The Company's investment securities portfolio is used to collateralize certain of the Bank's lines of credit and public and fiduciary deposits. It also provides liquidity through proceeds from scheduled maturities. The majority of the Company's investment securities carry fixed interest rates.

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

     Securities in the available-for-sale category are those for which the Company does not have the positive intent and ability to hold to maturity. Available-for-sale securities are reported at fair value. Any unrealized appreciation or depreciation in the available-for-sale securities, net of tax effects, is included in accumulated other comprehensive income, which is a separate component of shareholders' equity. At December 31, 1998 and 1997, the Company reported net accumulated other comprehensive income of $717,000 and $244,000, respectively, in the Shareholders' Equity section of the Consolidated Statement of Condition.

     Total investment securities, which includes securities classified as held-to-maturity, and available-for-sale, of $264,777,000 at December 31, 1998 represent an increase of $58,370,000 or 28.3% over the balance at December 31, 1997. Much of this growth was funded with short-term borrowings, in particular, Federal Home Loan Bank advances, as well as the redirection of funds out of Federal Funds Sold and into the investment portfolio.

     At December 31, 1998, securities held-to-maturity of $32,949,000 represented 12.4% of the total investment securities portfolio, as compared to 31.7% at December 31, 1997. Securities available-for-sale of $231,828,000 at December 31, 1998 represented 87.6% of the total investment securities portfolio, as compared to 68.3% at December 31, 1997. This shift in the composition of the securities portfolio is intended to give management the ability to actively manage a larger percentage of the overall portfolio. While proceeds from the maturities and cash flows of securities held-to-maturity amounted to $33,475,000 during 1998, only $1,375,000 was reinvested into the held-to-maturity portfolio. The remaining proceeds were used to purchase securities for the available-for-sale portfolio. Total average investment securities of $223,676,000 for 1998 represented 37.5% of 1998 total average interest earning assets, up from 33.0% of total average interest earning assets for 1997.

     The table below presents the amortized cost and total estimated fair values of securities held-to-maturity as of year end for each of the past five years:

                                December 31,
                 1998      1997      1996     1995     1994
                         (Dollars in Thousands)

U.S. Treasury
  Notes        $     0   $     0   $     0   $     0   $11,795
U.S. Government
  Agencies       1,000    13,149    33,862    11,055     3,080
Mortgage-backed
  securities    27,237    47,869    52,946    46,108    73,204
States and
  political
  subdivisions   1,527     1,683     1,182     1,875     1,336
Other            3,185     2,629     2,180     1,228       374
Amortized cost $32,949   $65,330   $90,170   $60,266   $89,789
Estimated fair
  value        $33,083   $65,203   $89,482   $59,948   $84,188

     Maturities and weighted average yields of securities held-to-maturity at December 31, 1998 segregated by contractual maturity, are illustrated below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                 Maturing
                                  After One     After Five
                    Within            But Within     But Within     After
                   One Year      Five Years     Ten Years     Ten Years              Total



                   Amount    Yield   Amount  Yield  Amount  Yield  Amount  Yield   Amount    Yield
                                             (Dollars in Thousands)
U.S. Government
  Agencies        $   -        -%    $ 1,000  6.00%  $   -     - %  $   -     -%  $ 1,000     6.00%
Mortgage-backed
  securities       3,233      4.32    15,461  5.78    6,321  6.65%  2,222    6.73   27,237    5.88
States and
  political
   subdivisions/1/   256      6.19      1,271 6.12      -       -        -     -     1,527    6.13
Other                 -         -         -     -       -       -    3,185   6.02    3,185    6.02
Total amortized
  cost            $3,489      4.45%   $17,732 5.82%  $6,321  6.65%  $5,407   6.32% $32,949    5.90%

/1/  The weighted average yields have been computed based on a tax-equivalent basis, assuming a 34% income tax rate.


     The table below presents the amortized cost and total estimated fair values of securities available-for-sale as of year end for each of the past five years.

                                   December 31,
                 1998      1997      1996     1995      1994
                         (Dollars in Thousands)

U.S. Treasury
  Notes        $ 12,528  $ 12,499  $12,513   $14,745   $10,932
U.S. Government
  Agencies       48,237    32,967    1,000     1,000         0
Mortgage-backed
  securities    168,163    93,537   55,309    39,774    11,297
States and
  political
  subdivisions      420       325        0         0         0
Other             1,376     1,377        0         0         0
Amortized cost $230,724  $140,705  $68,822   $55,519   $22,229
Estimated fair
  value        $231,828  $141,077  $69,044   $55,946   $21,144

     Maturities and weighted average yields of securities available-for-sale at December 31, 1998, segregated by contractual maturity, are illustrated below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Maturing
                                  After One     After Five
                    Within            But Within     But Within     After
                   One Year      Five Years     Ten Years     Ten Years              Total


               Amount Yield   Amount          Yield  Amount    Yield  Amount  Yield     Amount    Yield
                                             (Dollars in Thousands)
U.S. Treasury
  Notes        $5,941  5.18%  $  6,587        6.20%  $    -      - %  $  -      -%      $12,528    5.72%
U.S. Government
  Agencies        -       -     11,504        6.25    36,733    6.55     -      -        48,237    6.48%
Mortgage-backed
  securities      356  6.03      6,993        6.41    23,916    6.28   136,898  6.40    168,163    6.38
States and
  political
   subdivisions/1/ -     -         -           -         170    6.40       250  6.82        420    6.65
Other              -     -         -           -          -     -        1,376  6.90      1,376    6.90
Total amortized
  cost         $6,297 5.23%   $25,084         6.29%  $60,819    6.45% $138,524  6.41%  $230,724    6.36%




     Realized gains (losses) from the sale of securities available-for-sale were $23,000, $84,000, and ($45,000) for 1998,
1997, and 1996, respectively.

DEPOSITS

     The Bank's deposit base is its primary source of funds.  The
Bank offers a broad range of deposit products, including non-interest bearing demand deposits, savings, money market and interest bearing demand accounts, and certificates of deposit.

     The December 31, 1998 total deposit balance of $575,064,000 represents an increase of $56,826,000 or 11.0% from the December 31, 1997 balance of $518,238,000. The most significant components of this increase were savings, money market and interest bearing demand accounts, which were $22,506,000 higher at December 31, 1998 than at December 31, 1997, and time deposits less than $100,000, which were $18,928,000 higher at December 31, 1998 than at December 31, 1997.

     Average total deposits were $545,746,000 for 1998, an increase of $41,469,000 or 8.2% over average total deposits of $504,277,000 for 1997.

     Average non-interest bearing demand deposits were $106,840,000 for 1998, an increase of $6,785,000 or 6.8% over the prior year. Most of this increase is reflected in business demand deposit accounts, which, on average, were $5,700,000 higher for 1998 than for 1997.

     Average savings, money market and interest bearing demand accounts increased $14,356,000 or 6.7% during 1998 compared to a decline of $8,246,000 or 3.7% during 1997. For 1998 as compared to 1997, on average, interest bearing demand accounts increased $7,049,000, savings accounts increased $3,702,000 and money market accounts increased $3,605,000. The average cost of savings, money market and interest bearing demand accounts was 2.13% for 1998, as compared to 2.22% for 1997.

     Time deposits under $100,000 averaged $108,797,000 for 1998, an increase of $12,368,000 or 12.8% over 1997. Most of this growth is reflected in time deposits with maturities of 9 months and 15 months. The average cost of time deposits under $100,000 was 5.27% for 1998, and increase of 10 basis points from the average cost of 5.17% for 1997.

     The average balance of time deposits of $100,000 or more increased $7,960,000 or 8.5% to $101,087,000 for 1998. The majority of these deposits, which usually bear maturities from 30 to 90 days, were from municipal government units within markets served by the bank, and served as alternatives to other sources of borrowed funds. The average cost of time deposits over $100,000 was 5.49% for 1998, a decrease of 7 basis points from the average cost of 5.56% for 1997.

     Total interest bearing deposits represented 93.2% of total interest bearing liabilities for 1998, as compared to 96.8% for 1997. This decrease in relatively lower costing liabilities contributed to the overall increase in the cost of interest bearing liabilities for 1998.

     The following table shows a breakdown of the average balances and average rates paid on the following deposit categories for each of the past three years:

     Year Ended December 31,
     1998 1997 1996
              Average Average Average        Average Average   Average
              Balance  Rate   Balance        Rate    Balance    Rate
                              (Dollars in Thousands)

Non-interest
 bearing demand
 deposits      $106,840 0.00%  $100,055       0.00%    $ 97,197  0.00%
Savings, money
 market and
 interest
 bearing
 demand
 deposits       229,022 2.13    214,666        2.22       222,912  2.20
Time deposits   209,884 5.38    189,556        5.37       136,968  5.01
Total average
 deposits      $545,746 2.96%  $504,277        2.96%     $457,077  2.57%

     The following is a breakdown of the maturity of time certificates of deposit and other time deposits in excess of $100,000 as of December 31, 1998 and December 31, 1997, respectively:

                         1998              1997
                         (Dollars in Thousands)
Under three months       $79,978        $77,157
Three to six months        4,977          7,524
Six to twelve months       9,064          5,422
Over twelve months           861            597
Total                    $94,880        $90,700


Short-Term Borrowings

     Short-term borrowings represent Federal Home Loan Bank
(FHLB) advances, Federal funds purchased and securities sold under agreements to repurchase, which are used to supplement the Bank's deposit base as a source of funding. The FHLB advances have remaining maturities of less than one year, while the securities sold under agreements to repurchase generally have terms ranging from one to 30 days. These balances increased $27,651,000 during 1998, primarily due to the Federal Home Loan Bank advances, which advances were used to fund the purchase of investment securities available-for-sale. The average balance of short-term borrowings increased to $16,665,000 for 1998 and the average cost of short-term borrowings increased to 5.87%, both increases attributable primarily to the Federal Home Loan Bank advances.

     Short-term borrowings at December 31 consisted of the following:

                                     1998         1997
                                   (Dollars in Thousands)

Securities sold under agreements
  to repurchase                    $ 1,451        $ 1,000
Federal Home Loan Bank advances     36,600         12,000
Federal funds purchased              2,600             -
Total                              $40,651        $13,000

     Information regarding the levels of short-term borrowings for each of the past three years is as follows:

                                           December 31,
                                   1998       1997           1996
                                       (Dollars in Thousands)

Balance, end of year               $40,651   $13,000   $1,000
Maximum outstanding during
     the year at any month end     $40,651   $13,000   $1,282
Average interest rate, end of
     year                           5.52%       5.88%    4.95%
Average outstanding during the
     year                          $16,665   $ 4,885   $1,149
Average interest rate for the year  5.87%       5.75%    5.05%

     The average amounts outstanding were computed from daily averages and the average interest rates for the period were computed by dividing the respective interest expense by the average balance outstanding.

LONG TERM DEBT

     The Company had no long term debt outstanding at December 31, 1998. Long term debt of $9,000,000 at December 31, 1997 represented Federal Home Loan Bank advances with remaining maturities of greater than one year. This debt represented a series of nine $1,000,000 advances with interest rates ranging from 6.16% to 6.28%, and maturities from January 29, 1999 to September 30, 1999. The advances are secured by residential mortgages and securities under a blanket collateral agreement.

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

     The proceeds were used by Bancorporation to fund stock repurchases and for general corporate purposes as well as to meet debt service obligations pursuant to the junior subordinated debentures. Additionally, some of the proceeds have been invested in both long-term and short-term securities with yields substantially less than the cost of the 9.5% Cumulative Trust Preferred Securities. The cost of the 9.5% Cumulative Trust Preferred Securities has contributed to the increase in the cost of funds and a reduction of the net interest margin during 1998. The $11,500,000 of 9.5% Cumulative Trust Preferred Securities qualified as regulatory Tier 1 Capital at December 31, 1998.

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

     Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of December 31, 1998 and 1997.

                                   Dec. 31, 1998  Dec. 31, 1997

Cash and cash equivalents and
securities maturing in one year
to total assets                          8.1%          11.3%
Loans to total deposits                 61.2%          62.2%

     The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During 1998, cash and cash equivalents decreased by $13,440,000, primarily to fund growth in the loan and securities portfolios.

     Net cash provided by operating activities was $11,173,000 for 1998, representing primarily the results of operations adjusted for depreciation, amortization and the provision for possible loan losses, as well as an increase in accrued taxes, interest and other liabilities.

     Net cash used in investing activities was $97,029,000, which was used primarily to fund the growth in the loan and the securities portfolio.

     Net cash provided by financing activities was $72,416,000, reflecting increases in deposits and short-term borrowings, partially offset by the payment of dividends to shareholders and payments on long-term debt.

     To assist in the management of its liquidity, the Bank had available $29,165,000 in lines of credit for overnight borrowing with correspondent banks and the Federal Home Loan Bank. At December 31, 1998, the Bank borrowed $2,600,000 under these lines of credit in the form of federal funds purchased.

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

     Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1998, retained earnings of the Bank of $12,695,000 are available for payment of dividends to the parent company without regulatory approval.

     Additionally, at December 31, 1998, Bancorporation had available $2,425,000 of cash and interest bearing balances with banks for the purpose of paying future dividends, interest and operating costs. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make interest or dividend payments and may be required to seek other sources of capital and liquidity, if available.

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

     The table below represents in tabular form the contractual balances of the Company's on balance sheet financial instruments, categorized by expected maturity dates, and the instruments fair values at December 31, 1998. Expected maturities are contractual maturities adjusted for repayments, and, where prepayment information is available, prepayments of principal.

     The Company uses certain assumptions to estimate fair values and expected maturities.

     Expected maturities for loans reflect contractual maturities adjusted for projected scheduled repayments. Investment securities reflect contractual maturities adjusted for prepayments, which prepayments reflect the prepayment speeds since the issuance of the security. Deposits, other than time deposits, reflect decay rates based upon industry accepted assumptions. Time deposits, short term borrowings, long term debt and 9.5% Cumulative Trust Preferred Securities reflect contractual maturities.

     The fair value of Federal funds sold approximates book value due to the short maturity. The fair value of investment securities is based on quotations from security dealers. The fair value of loans are estimated using the discounted value of future cash flows expected to be received using estimated market discount rates. The fair value of savings, money market and interest bearing demand accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of short - term borrowings and long - term debt is estimated by discounting the cash flows through maturity based upon current rates offered for similar instruments with similar maturities. The fair value of the 9.5% Cumulative Trust Preferred Securities is estimated by discounting the cash flows through maturity based upon current rates for similar Trust Preferred Securities.


TABLE OF MARKET RISK SENSITIVE INSTRUMENTS
Expected Maturity/Principal Repayments as of December 31, 1998
(Dollars in Thousands)


                   1999          2000           2001           2002           2003           Beyond          Total   Fair Value

INTEREST SENSITIVE ASSETS
Investment
 securities    $ 72,550       $ 43,613       $ 26,425       $ 18,904       $ 21,476       $ 80,705       $ 263,673   $ 264,911
 Weighted
 average
 interest
 rate              6.59%          6.56%          6.68%          6.77%          6.63%          6.81%          6.72%        6.75%
Fixed
 loans           59,471         24,624         18,280         14,106         13,791         41,716        171,988       171,058
 Weighted
 average
 interest
 rate              9.01%          9.11%          9.13%          8.40%          8.63%          7.71%          8.34%         7.70%
Variable
 loans           51,341         31,529         25,338         21,944         21,903         36,346        188,401       189,675
 Weighted
 average
 interest
 rate              8.85%          9.13%          9.07%          9.21%          8.90%          8.30%          8.38%         7.33%

INTEREST SENSITIVE LIABILITIES
Savings,
 money
 market
 and
 interest
  bearing
 demand
 deposits        92,957         40,004         40,004         40,004         40,004              0        252,973       254,537
 Weighted
 average
 interest
 rate              2.30%          2.30%          2.30%          2.30%          2.30%         0.00%           2.30%         2.02%
Time
 deposits       196,521          9,447          1,011            223             623            0         207,825       208,810
 Weighted
 average
 interest
 rate              4.86%          5.25%          5.37%          5.73%           5.73%        0.00%           4.90%         4.51%
Short-term
 borrowings      40,651            --             --             --               --           --           40,651       40,781
   Weighted
 average
 interest
 rate              5.45%           --             --             --               --           --             5.45%        5.12%
9.5%
Cumulative
Trust
Preferred
Securities         --              --             --             --               --        11,500          11,500       12,735
 Weighted
 average
 interest
 rate              --              --             --             --               --          9.50%           9.50%        7.59%



     Because of assumptions used to estimate fair values and expected maturities, actual future changes in fair value could differ from those reflected in the table.

INTEREST RATE SENSITIVITY

     Management of interest rate sensitivity involves matching the maturity and repricing dates of interest earning assets with those of interest bearing liabilities in an effort to reduce the impact of fluctuating net interest rates on net interest margins and to promote consistent growth of net interest income during periods of changing interest rates.

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

     The table below indicates as of December 31, 1998 the time period in which interest earning assets and interest bearing liabilities are scheduled to mature or reprice in accordance with their contractual terms.

                                                         After         After
                                                          Six           One
                            Three     After Three       Through       Through         After
                            Months    Through Six       Twelve          Five           Five
                            Or Less   Months            Months         Years          Years      Total
     (Dollars in thousands)

INTEREST SENSITIVE ASSETS
Investment securities    $    2,999     $       0      $     7,845    $ 173,044      $ 80,889  $264,777
Loans                       106,778        15,417           28,944      144,418        64,832   360,389
Total interest sensitive
  assets                 $  109,777     $  15,417      $    36,789    $ 317,462      $145,721  $625,166

INTEREST SENSITIVE LIABILITIES
Savings, money market
  and interest bearing
  demand deposits         $  23,239      $  23,239      $    46,479    $160,016      $      0  $252,973
Time deposits               116,903         35,103           44,515      11,304             0   207,825
Short-term borrowings        12,751         20,100            7,800           0             0    40,651
9.5% Cumulative Trust
   Preferred Securities           0              0                0           0        11,500    11,500
Total interest
  sensitive
  liabilities             $ 152,893      $  78,442      $    98,794    $171,320     $  11,500  $512,949
Sensitivity gap           $(43,116)      $ (63,025)     $   (62,005)   $146,142     $ 134,221  $112,217
Gap as a percentage
  of total assets          -6.30%            -9.20%         -9.05%      21.34%        19.60%
Cumulative sensitivity
  gap                     $(43,116)      $(106,141)     $  (168,146)   $(22,004)    $ 112,217
Cumulative gap as a
  percentage of total
   assets                   -6.30%          -15.50%        -24.55%        -3.21%       16.39%

Cumulative sensitivity
  ratio                     71.80%           54.12%         49.07%         95.61%     121.88%



       At December 31, 1998, the Company had a one year cumulative negative gap of 24.6%. This negative one year gap position may, as noted above, have a negative impact on earnings in a rising interest rate environment.

     This interest sensitivity table is not a complete picture of the possible effect of interest rate changes on net interest income for various reasons, among them: the table represents a one-day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year; changes in the general level of interest rates will not affect all categories of assets and liabilities equally or simultaneously; and the repricing distribution of interest sensitive assets may not be indicative of the liquidity of those assets. Additionally, the calculation of these interest sensitivity gap positions involves certain assumptions as to the repricing period of interest earning assets and interest bearing liabilities. These gap positions are significantly impacted by assumptions made as to the prepayments of loans and investment securities as well as to the repricing of deposit accounts. The significant assumptions used in the above table include: fixed rate loans reflect contractual maturities adjusted for projected scheduled repayments; investment securities reflect contractual maturities adjusted for prepayments on mortgage backed securities, which prepayments reflect the prepayment speeds since the issuance of the security; deposits, other than time deposits, reflect decay rates based upon industry accepted assumptions; and time deposits, short-term borrowings and long term debt reflect contractual maturities. The impact of actual repayments, repricings and changes in interest rates may differ from that indicated in the table above. Consequently, these static measurements are best used as early indicators of potential interest rate exposure.

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

SHAREHOLDERS' EQUITY

     Shareholders' equity of $44,689,000 at December 31, 1998 was $5,458,000 or 13.9% higher as compared to December 31, 1997. The ratio of average total equity to average total assets was 6.6% for 1998 compared to 6.9% for 1997. Book value per common share increased to $9.09 at December 31, 1998 from $7.93 at December 31, 1997.

     During 1998, the Company purchased an additional 54,500 shares of treasury stock at a cost of $978,000.

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

REGULATORY MATTERS

     In November of 1998, the Bank, through its Board of Directors, entered into a Formal Agreement with the OCC whereby the Bank has agreed to further develop its written programs and its system of internal controls to ensure compliance with the Bank Secrecy Act, the "Know-Your-Customer" guidelines and the regulations of the Office of Foreign Assets Control.

     The provisions of the Formal Agreement will continue until excepted, waived or terminated by the OCC.

     The Bank's Board of Directors has agreed to comply with provisions of the Formal Agreement. The Bank's Board of
Directors will file periodic reports with the OCC as part of its compliance with this Formal Agreement.

RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER MATTERS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. SFAS 133 supersedes the disclosure requirements in SFAS 80, 105 and 119 and is effective for fiscal periods beginning after June 15, 1999. The adoption of SFAS N0. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

YEAR 2000

COMPANY STATE OF READINESS

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

ASSESSMENT PHASE

     Management has completed an inventory of all hardware, software, network, ATM, and other processing systems covering both information technology and non-information technology systems. Applying the Federal Banking Regulatory definition of "mission critical" applications, management has identified the Company's mission critical information technology systems to be limited to those applications supported by the Company's third party data processing company ("third party processor").

     Management has evaluated non information technology ("Non IT") systems such as environmental systems dependent on imbedded micro chips, including security systems, elevators and vaults. With the exception of the security and telecommunication systems, none of the Company's other Non IT systems were determined to be dependent on imbedded micro chip technology.

     In 1998, management conducted a mailing to third party vendors to determine their Year 2000 state of readiness. After receiving a response rate of 50%, the Company restricted its mailing to those third party relationships considered to pose a significant risk. This limited the review to the Company's major utilities and telecommunications companies. These parties have indicated that they will be Year 2000 ready by June 30, 1999.

     The Company has recently completed a review of its major loan customers' Year 2000 state of readiness. This review was conducted for all existing customers with loan commitments exceeding $250,000. This review has also become part of the Company's underwriting for all new loans.

RENOVATION PHASE

     This phase includes code enhancements which are primarily the responsibility of the Company's third party data processing company ("third party processor"). This third party processor is responsible during the renovation phase for assuring that any such code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes which impact the Company are completed in a timely and effective manner. The third party processor intends to achieve Year 2000 compliance through a combination of replacement and renovation. This phase has been completed.

VALIDATION PHASE

     This phase includes independent transactional testing by the company to verify that the renovations and replacements made by its third party processor during the renovation phase are year 2000 compliant. The Bank commenced the validation phase in August, 1998, and is scheduled to complete its remaining transactional testing by March 31, 1999. Originally, the Company expected to have this transactional testing completed by February 28, 1999. This phase also includes testing the software used to access the Company's wide area network and its third party processor's applications. This testing is scheduled to be completed by March 31, 1999. Originally, the Company expected to have this access testing completed by February 28, 1999.

COSTS OF REMEDIATION

     Since implementing its review of the Year 2000 issue, the Company's Year 2000 remediation costs have been approximately $118,000. Expected future costs relating to fixing Year 2000 issues, such as modifying and replacing hardware and software, are not expected to exceed $200,000.

RISKS OF COMPANY'S YEAR 2000 ISSUES

     Management believes that its efforts to address its Year 2000 issues are adequate, and that Year 2000 compliance will be achieved in accordance with the schedule outlined above.
However, the Company is heavily dependant on its automated systems to process its customers' transactions in a timely and accurate manner. If the modifications and/or conversions required for Year 2000 compliance are not made, or are not completed timely, the Company could be rendered unable to process transactions for its customers, which, in turn, could have a materially adverse effect on the Company.

     Additionally, major customers may experience Year 2000 related problems which may adversely affect their ability to repay their loans. While the Company is assessing the Year 2000 readiness of certain borrowers, it cannot currently know whether its borrowers will be Year 2000 compliant. Consequently, the Company may experience increases in its problem loans and loan charge-offs in future years. However, such losses cannot be quantified and the potential impact of such losses cannot be determined at the present time.

CONTINGENCY PLAN

     The Company has a formal contingency plan for all "mission critical" applications.

     If after the validation phase, it is determined that an application is incapable of providing banking services in the Year 2000, the Bank has a formal contingency plan which provides for conversion to an alternate processing software. This conversion would take place in the second quarter of 1999. The Company has evaluated its contingency plan software and management has deemed it to be an acceptable replacement.

SUBSEQUENT EVENT

     On February 1, 1999, the Company entered into a definitive agreement with Independence Community Bank Corp. ("Independence") pursuant to which Independence will acquire the Company in a transaction valued at $26.50 per share of the Company's common stock. Upon completion of the acquisition, the Company's wholly owned subsidiary, Broad National Bank, will merge into Independence Community Bank, Independence's wholly owned subsidiary.

     Under the terms of the agreement, which was approved unanimously by both boards of directors, holders of the Company's common stock will receive cash or shares of Independence common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of 50% Independence common stock and 50% cash. The number of shares of stock any stockholder of the Company receives will be determined based upon an exchange ratio designed to produce a value of $26.50 per share when Independence stock has a market value as calculated in the agreement of between $12.75 and $17.25. To the extent that the market value of Independence common stock during the pricing period exceeds $17.25 or is less than $12.75, the per share value of the consideration to be received by stockholders of the Company in the merger, whether in cash or stock, will increase or decrease, respectively. The transaction has an aggregate value of approximately $138 million.

     The agreement provides for the payment of a termination fee payable to Independence under certain circumstances. The members of the Board of Directors, who beneficially own approximately 30% of the Company, have agreed to vote their shares in favor of the merger.

FORWARD LOOKING STATEMENTS

     Statements made in this report that are not historical in nature, or that state the Company's, or management's intentions, hopes, beliefs, expectations, or predictions of the future, are "forward-looking statements" within the meaning of section 21e of the Securities and Exchange Act of 1934, as amended, and involve risks and uncertainties, including risks and uncertainties associated with quarterly fluctuations in results, the impact of changes in interest rates on the Bank's net interest income, the quality of the Bank's loans and other assets and the credit risk associated with lending activities, the fluctuations in the general economic and real estate climate in the Bank's primary market area of New Jersey, the impact of competition from other banking institutions and financial service providers and the increasing consolidation of the banking industry, the enforcement of federal and state bank regulations and the effect of changes in such regulations, and other risks and uncertainties detailed from time to time in the Company's SEC reports. Actual results may vary materially from those expressed in any forward-looking statements herein.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL
CONDITION OR BUSINESS

     In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, Bancorporation is hereby identifying important risks and uncertainties that could affect Bancorporation's actual results of operations, financial condition or business and could cause Bancorporation's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, Bancorporation. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

ECONOMIC CONDITIONS IN BANCORPORATION'S PRIMARY MARKET AREA

     The profitability of Bancorporation is dependent on the profitability of its subsidiary, Broad National Bank, which is a national banking association operating in New Jersey. The Bank's financial condition is affected by fluctuations in the economic conditions prevailing in that portion of New Jersey in which the Bank's banking operations are located. Accordingly, the financial conditions of both the Bank and Bancorporation would be adversely affected by deterioration in the general economic and real estate climate in the State of New Jersey. The Bank's business is also subject to fluctuations in interest rates, national and local economic conditions, monetary and regulatory policies and consumer and institutional confidence in the Bank. The fluctuations are neither predictable nor controllable and may have materially adverse consequences upon the operations and financial condition of the Bank and Bancorporation in the future even if other favorable events occur.

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

ASSET QUALITY AND LENDING RISKS

     Success in the banking industry largely depends on the quality of loans and other assets. The Bank's loan officers are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. The Bank's failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of the Bank and Bancorporation. There is a degree of credit risk associated with any lending activity. Bancorporation attempts to minimize its credit risk through loan diversification. Although Bancorporation's loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in New Jersey. Therefore, the loan portfolio is susceptible to factors affecting the New Jersey area and the level of non-performing assets is heavily dependent upon local conditions. See "Economic Conditions in Bancorporation's Primary Market Area." There can be no assurance that the level of Bancorporation's non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of the Bank and Bancorporation.

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

COMPETITION IN BANCORPORATION'S MARKET AREA

     Vigorous competition exists in all major areas where Bancorporation and the Bank presently engage in business. The
Bank faces intense competition in local and national markets from other major banking institutions. The Bank is in direct competition with some larger institutions that have substantially greater resources, better name recognition, stronger market presence, and the ability to offer a wider range of services. Competition from larger institutions is especially prevalent due to the accelerated pace of bank mergers in the New Jersey area.
The long-term impact of such mergers and consolidations on the New Jersey market area is uncertain. The Bank may face even more intense competition because of the proliferation of bank mergers.
An increase in the intensity of competition from other banks in the New Jersey market could have a materially adverse impact on the operations and financial condition of the Bank and Bancorporation.

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

YEAR 2000 COMPLIANCE

     The Company's Year 2000 steering committee has been designated to monitor the progress and testing of the action plan for Year 2000 compliance, with the objective of ensuring that all computerized systems and software programs are capable of functioning in the next century. The incremental cost of ensuring that its computer systems are Year 2000 compliant is not anticipated to be material to the Company's business, financial condition or results of operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a materially adverse effect on the Bank and the Company.

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

     The table below represents in tabular form the contractual balances of the Company's on balance sheet financial instruments, categorized by expected maturity dates, and the instruments' fair values at December 31, 1998. Expected maturities are contractual maturities adjusted for repayments, and, where prepayment information is available, prepayments of principal.

     The Company uses certain assumptions to estimate fair values and expected maturities.

     Expected maturities for loans reflect contractual maturities adjusted for projected scheduled repayments. Investment securities reflect contractual maturities adjusted for prepayments, which prepayments reflect the prepayment speeds since the issuance of the security. Deposits, other than time deposits, reflect decay rates based upon industry accepted assumptions. Time deposits, short term borrowings, long term debt and 9.5% Cumulative Trust Preferred Securities reflect contractual maturities.

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


TABLE OF MARKET RISK SENSITIVE INSTRUMENTS

Expected Maturity/Principal Repayments as of December 31, 1998
(Dollars in Thousands)

                   1999   2000     2001       2002      2003      Beyond        Total   Fair Value
INTEREST SENSITIVE ASSETS
Investment
securities       72,550  43,613    26,425    18,904    21,476    80,705        263,673   264,911
 Weighted
  average
  interest
  rate            6.59%   6.56%     6.68%     6.77%     6.63%      6.81%         6.72%     6.75%
Fixed loans      59,471  24,624    18,280    14,106    13,791    41,716        171,988   171,058
 Weighted
  average
  interest
  rate            9.01%    9.11%     9.13%     8.40%     8.63%     7.71%         8.34%      7.70%
Variable
  loans         51,341   31,529    25,338    21,944    21,903     36,346      188,401    189,675
 Weighted
  average
  interest
  rate           8.85%   9.13%     9.07%     9.21%     8.90%      8.30%         8.38%       7.33%

INTEREST SENSITIVE LIABILITIES
Savings,
money
market and
interest
bearing
demand
deposits        92,957   40,004    40,004    40,004    40,004        0        252,973     254,537
 Weighted
  average
  interest
  rate           2.30%    2.30%     2.30%     2.30%     2.30%      0.00         2.30%        2.02%
Time
  deposits     196,521    9,447     1,011       223       623         0        207,825     208,810
 Weighted
  average
  interest
  rate            4.86%    5.25%     5.37%     5.73%     5.73%      0.00%         4.90%        4.51%
Short-term
  borrowings    40,651        0          0        0         0          0         40,651      40,781
 Weighted
  average
  interest
  rate            5.45%    0.00       0.00      0.00      0.00      0.00           5.45%      5.12%
9.5% Cumulative
  Trust Preferred
  Securities       --       --         --        --        --     11,500         11,500      12,735
 Weighted
  average
  interest
  rate             --       --         --        --         --      9.50%         9.50%       7.59%



       Because of assumptions used to estimate fair values and expected maturities, actual future changes in fair value could differ from those reflected in the table.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
            Index to Consolidated Financial Statements

                                                             Page

Independent Auditors' Report as of December 31, 1998
     and 1997 and for the years ended December 31, 1998,
     1997 and 1996                                             67

Consolidated Statements of Condition as of December 31,
     1998 and 1997                                             68

Consolidated Statements of Income for each of the years
     ended December 31, 1998, 1997 and 1996                    69

Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 1998, 1997 and 1996      70

Consolidated Statements of Cash Flows for each of the
     years ended December 31, 1998, 1997 and 1996              71

Notes to Consolidated Financial Statements                     72


All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors of Broad National Bancorporation:

     We have audited the accompanying consolidated statements of condition of Broad National Bancorporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broad National Bancorporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                                     /s/ KPMG LLP


Short Hills, New Jersey
January 21, 1999

Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 1998 and 1997
(Dollars in thousands, except share amounts)

                                           1998          1997
ASSETS
CASH AND DUE FROM BANKS (Note 12)       $ 45,793       $ 21,933
FEDERAL FUNDS SOLD                             0         37,300
CASH AND CASH EQUIVALENTS                 45,793         59,233
SECURITIES HELD-TO-MATURITY
 (aggregate market value $33,083 and $65,203,
 respectively) (Note 2)                   32,949         65,330
SECURITIES AVAILABLE-FOR-SALE (Note 2)   231,828        141,077
LOANS, net of deferred loan fees
  (Note 3)                               360,142        322,528
 LESS   Allowance for possible loan losses
 (Note 4)                                  8,246          6,974
  NET LOANS                              351,896        315,554
PREMISES AND EQUIPMENT, net (Note 5)       9,862          8,991
ACCRUED INTEREST RECEIVABLE                4,227          4,020
OTHER ASSETS (Note 6)                      8,238          7,464
    TOTAL ASSETS                        $684,793       $601,669

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
 Non-interest bearing demand            $114,266       $103,054
 Savings, money market and interest
   bearing demand                        252,973        230,467
  Time deposits less than $100,000       112,945         94,017
  Time deposits of $100,000 or more       94,880         90,700
    TOTAL DEPOSITS                       575,064        518,238
SHORT-TERM BORROWINGS (Note 9)            40,651         13,000
LONG-TERM DEBT (Note 10)                       0          9,000
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE
 TRUST PREFERRED SECURITIES OF A SUBSIDIARY TRUST
 HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF
 BANCORPORATION (Note 11)                 11,500         11,500
ACCRUED TAXES, INTEREST AND OTHER LIABILITIES
 (Note 7)                                 12,889         10,700
    TOTAL LIABILITIES                    640,104        562,438
COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 12)
SHAREHOLDERS' EQUITY (Notes 13, 14 and 15)
Common stock, $1 par value, authorized 10,000,000
 shares in 1998 and 1997, issued:
 1998, 5,212,519 shares; 1997,
   4,948,921 shares                        5,213          4,949
Capital surplus                           35,131         30,996
Retained earnings                          8,717          7,153
Common stock in treasury, at cost:  296,500
 shares in 1998 and 242,000 shares
   in 1997                                (5,089)        (4,111)
Accumulated other comprehensive income       717            244
    TOTAL SHAREHOLDERS' EQUITY            44,689         39,231
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $684,793       $601,669


The accompanying notes to the consolidated financial statements are an integral part of these statements.

Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1998, 1997 and 1996 (In thousands, except per share amounts)
                                        1998     1997     1996

INTEREST INCOME
  Interest and fees on loans (
  Note 3)                            $30,098  $26,935   $24,190
  Interest on securities held-to-
   maturity
    Taxable                            2,813     5,152    4,667
    Tax exempt                            63        61       49
  Interest on securities
   available-for-sale                 10,945   5,894      3,689
  Interest on federal funds sold       1,876     2,813    2,567
    TOTAL INTEREST INCOME             45,795    40,855   35,162
INTEREST EXPENSE
  Interest on savings and interest bearing
    demand deposits                    4,883     4,756    4,899
  Interest on time certificates of
    deposit of $100,000 or more        5,546     5,182    2,639
  Interest on other time deposits      5,737     4,990    4,222
  Interest on short-term borrowings      977       281       58
  Interest on 9.5% Cumulative Trust
   Preferred Securities                1,093       546        0
  Interest on long-term debt             231       175        0
    TOTAL INTEREST EXPENSE            18,467    15,930   11,818
  NET INTEREST INCOME                 27,328    24,925   23,344
PROVISION FOR POSSIBLE LOAN LOSSES
  (Note 4)                               975     1,800     1,350
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                26,353    23,125   21,994
NON-INTEREST INCOME
  Service charges on deposit
    accounts                           6,054    5,945     5,370
  Other income                         1,467     1,088    1,231
  Gain (loss) on sale of securities
   available-for-sale (Note 2)            23        84      (45)
    TOTAL NON-INTEREST INCOME          7,544     7,117    6,556
NON-INTEREST EXPENSES
  Salaries and wages                   9,540     8,000    7,896
  Employee benefits (Note 7)           2,202     2,094    2,486
  Occupancy expense (Note 12)          2,206     2,009    1,923
  Furniture and equipment expense      1,403     1,167    1,090
  Advertising                            673       589      406
  Data processing fees                   961     1,083    1,070
  Legal fees                             555       747      858
  Professional fees                      720     1,133    1,307
  Insurance                              316       287      413
  Postage, delivery and communication    824      721       675
  FDIC and OCC assessments               195       182      112
  Other real estate expense (income)     110     (219)      202
  Other expenses                       1,835     1,756    1,411
    TOTAL NON-INTEREST EXPENSES       21,540    19,549   19,849
INCOME BEFORE INCOME TAXES           $12,357   $10,693  $ 8,701
PROVISION FOR INCOME TAXES (Note 6)    4,310     4,282    3,428
NET INCOME                           $ 8,047   $ 6,411  $ 5,273
AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (Note 13)
    BASIC                              4,935     5,027    5,028
    DILUTED                            5,162     5,204    5,248
EARNINGS PER COMMON SHARE (Note 13)
    BASIC                              $1.63     $1.28    $1.05
    DILUTED                            $1.56     $1.23    $1.01

The accompanying notes to the consolidated financial statements are an integral part of these statements.



Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1998, 1997, and 1996
(In thousands, except per share amounts)

                                                                                                   Accumulated
                         Number of                                                             Other
                         Common       Preferred      Preferred      Common    Capital   Retained  Treasury  Comprehensive
                         Shares       Stock-1985     Stock-1992     Stock     Surplus   Earnings  Stock        Income     Total
BALANCE,
DECEMBER 31, 1995         3,059          $171           $563        $3,059    $23,145    $7,307       -       $  284    $34,529
COMPREHENSIVE INCOME
 NET INCOME   1996          -              -              -            -         -        5,273       -             -     5,273
 UNREALIZED HOLDING LOSSES ON SECURITIES
 (NET OF TAX BENEFIT
  OF $82)                   -              -              -            -         -          -          -        (168)
LESS: RECLASSIFICATION ADJUSTMENT
  FOR LOSSES INCLUDED IN
  NET INCOME (NET OF TAX
  BENEFIT OF $15)           -              -              -           -          -          -          -         (30)
NET UNREALIZED HOLDING LOSSES
  ON SECURITIES ARISING DURING
  THE PERIOD (NET OF TAX
  BENEFIT OF $67)           -              -              -           -           -         -          -        (138)      (138)
TOTAL COMPREHENSIVE
  INCOME                    -              -              -           -           -         -          -            -     5,135
REDEMPTION OF 1985
  PREFERRED STOCK           -             (2)             -           -            (6)        -          -          -        (8)
CONVERSION OF 1985
  PREFERRED STOCK         110           (169)             -            110         59         -          -          -         -
REDEMPTION OF 1992
  PREFERRED STOCK          -               -             (4)         -            (35)       (5)        -           -       (44)
CONVERSION OF 1992
  PREFERRED STOCK       1,067              -           (559)         1,067       (508)         -          -         -          -
EXERCISE OF STOCK
  OPTION                   16              -             -              16         82          -          -         -        98
EFFECT OF 10% STOCK
  DIVIDEND                425              -             -             425      3,852    (4,277)       -           -          -
CASH DIVIDENDS DECLARED
  COMMON STOCK - $0.27
  PER SHARE                 -              -              -           -            -     (1,294)       -           -     (1,294)
PURCHASE OF TREASURY
  STOCK                     -              -              -           -            -         -         (58)         -       (58)
BALANCE, DECEMBER 31,
  1996                  4,677              0              0          4,677     26,589     7,004        (58)      146      38,358
COMPREHENSIVE INCOME
 NET INCOME   1997          -              -              -             -          -      6,411        -          -        6,411
 UNREALIZED HOLDING
  GAINS ON SECURITIES
  (NET OF TAX OF $81)       -              -          -                 -         -           -           -      153        -
LESS: RECLASSIFICATION
  ADJUSTMENT FOR GAINS
  INCLUDED IN NET INCOME
  (NET OF TAX OF $29)       -              -          -                 -         -           -           -       55
NET UNREALIZED HOLDING
  GAINS ON SECURITIES
  ARISING DURING THE PERIOD
    (NET OF TAX OF $52)     -              -          -                 -          -          -           -       98         98
TOTAL COMPREHENSIVE
  INCOME                    -              -          -                 -          -          -           -        -      6,509
EXERCISE OF STOCK
  OPTIONS                  48              -          -                 48        260        -           -          -       308
EFFECT OF 5% STOCK
  DIVIDEND                224              -          -                224      4,147    (4,371)         -          -        -
CASH DIVIDENDS DECLARED
  COMMON STOCK - $0.41
  PER SHARE               -                -          -                 -         -      (1,891)         -          -    (1,891)
PURCHASE OF TREASURY
  STOCK                   -                -          -                 -         -         -       (4,053)        -     (4,053)
BALANCE, DECEMBER 31,
  1997                  4,949              0          0              4,949     30,996     7,153     (4,111)      244     39,231
COMPREHENSIVE INCOME
 NET INCOME   1998                                                                        8,047                           8,047
 UNREALIZED HOLDING
  GAINS ON SECURITIES
  (NET OF TAX OF $267)    -                -          -               -           -         -         -          488
LESS: RECLASSIFICATION
  ADJUSTMENT FOR GAINS
  INCLUDED IN NET INCOME
   (NET OF TAX OF $8)     -                -         -                -           -         -         -           15
NET UNREALIZED HOLDING
  GAINS ON SECURITIES
  ARISING DURING THE PERIOD
   (NET OF TAX OF $259)   -                -         -                -           -         -         -          473        473
TOTAL COMPREHENSIVE
  INCOME                  -                -         -                -           -         -         -             -     8,520
EXERCISE OF STOCK
  OPTIONS                30                -         -                  30         81        -         -             -      111
EFFECT OF 5% STOCK
  DIVIDEND              234                                            234      4,054    (4,288)                             -
CASH DIVIDENDS DECLARED
  COMMON STOCK -
  $0.46 PER SHARE        -                 -         -                 -           -     (2,195)      -            -      (2,195)
PURCHASE OF TREASURY
  STOCK                  -                 -         -                 -           -          -       (978)          -      (978)
BALANCE, DECEMBER 31,
  1998                5,213            $   0          $   0         $5,213    $35,131    $8,717    $(5,089)   $  717     $44,689

The accompanying notes to the consolidated financial statements are an integral part of these statements.



Broad National Bancorporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(In thousands)

                                       1998       1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                         $  8,047    $  6,411  $  5,273
Adjustments to reconcile net income to
 net cash provided by (used in)
  operating activities:
Depreciation and amortization         1,328       1,329     1,229
Amortization of securities premium,
  net                                   790       655       709
Amortization of deferred points and fees
   and deferral of loan origination
   costs                               (306)     (393)     (297)
Provision for possible loan losses      975       1,800     1,350
Deferred tax benefit                 (1,580)       (198)     (393)
Increase (decrease) in accrued taxes,
 interest, and other liabilities      2,459       1,515    (7,009)
(Gain) loss on sale of securities
  available-for-sale                   (23)         (84)       45
Gain on sale of loans                   (2)          (3)        0
(Gain) loss on the sale of other
  real estate owned                     (18)        (343)      96
Increase in accrued interest
  receivable                           (207)        (669)    (532)
Other assets, net                      (290)      (1,301)    (746)
Net cash provided by (used in)
  operating activities             $ 11,173    $   8,719 $   (275)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of other
 real estate owned                 $  1,057    $     890 $    292
Net increase in loan balances       (37,669)    (38,558)  (19,909)
Proceeds from the sale of loans         182         181         0
Proceeds from the maturities of
 securities held-to-maturity        33,475      31,211    14,745
Purchase of securities held-to-
  maturity                          (1,375)     (6,716)  (44,986)
Proceeds from the maturities of
 securities available-for-sale      62,984      15,814    15,795
Proceeds from the sale of securities
 available-for-sale                 38,892      25,910    17,103
Purchase of securities
 available-for-sale                (192,376)   (113,824) (46,623)
Capital expenditures                 (2,199)     (1,432)    (699)
Net cash used in investing
  activities                       $(97,029) $(86,524)  $(64,282)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in time deposits      $ 23,108 $  17,839   $ 59,462
Net increase (decrease) in demand
 deposits, savings, money market
 and interest bearing demand
   deposits                          33,718    15,328     (4,070)
Net increase in short term
  borrowings                         27,651    12,000        218
Dividends paid                      (2,194)    (1,741)     (1,294)
Issuance of 9.5% Cumulative Trust
 Preferred Securities                    0      11,500          0
(Decrease) increase in long-
  term debt                         (9,000)      9,000          0
Issuance of Common Stock               111         308         98
Redemption of Preferred Stock            0           0        (52)
Purchase of Treasury Stock            (978)     (4,053)       (58)
Net cash provided by financing
  activities                      $ 72,416  $ 60,181  $ 54,304
NET DECREASE IN CASH AND CASH
 EQUIVALENTS                       (13,440)  (17,624)  (10,253)
CASH AND CASH EQUIVALENTS,
 beginning of year                  59,233      76,857    87,110
CASH AND CASH EQUIVALENTS,
   end of year                   $  45,793  $59,233   $76,857
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for
 Interest                          $ 18,229    $15,412   $11,939
 Income taxes                         3,873      5,551     2,847
NONCASH OPERATING ACTIVITIES
Transfer of loans to other
 real estate owned                 $      0   $    311   $   458

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Broad National Bancorporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998

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

     If management has the positive intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity securities. Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts utilizing the level yield method.

      Securities in the available-for-sale category are those for which the Company does not have the positive intent and ability
to hold to maturity.   Available-for-sale securities are reported
at fair value. Any unrealized appreciation or depreciation in the available-for-sale securities, net of tax effects, is reported as a component of other comprehensive income in the Consolidated Statements of Changes in Shareholders' Equity. Realized gains or losses on the sale of securities available-for-sale are recognized using the specific identification method.

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

     The Bank has identified the population of impaired loans to be non-accrual loans and loans internally classified as substandard or below and in each instance above an established dollar threshold. The value of an impaired loan is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from impaired loans. The impaired loan portfolio is primarily collateral dependent. Impaired loans are assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of expected future cash flows.

OTHER REAL ESTATE OWNED

     Other real estate owned is composed of foreclosed properties where the Bank has received title. Such properties are carried at the lower of cost or fair value less estimated cost to sell. The fair value of such assets is determined based upon independent appraisals and other relevant factors. Operating expenses, and gains or losses from the sale of other real estate owned are charged or credited to other real estate expense.

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

EARNINGS PER SHARE

     Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. stock options).

     All share and per share amounts have been restated to reflect the 5% stock dividend declared in December 1998 and distributed in January 1999 and the 5% stock dividend distributed in January 1998.

STOCK COMPENSATION PLANS

     The Bank accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Bank provides the fair market disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, non-interest bearing amounts due from banks, and federal funds sold.

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general - purpose financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The Bank adopted SFAS 130 in 1998 and has included the required disclosures in the Consolidated Statements of Changes in Shareholders' Equity.

PENSION PLANS

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company has adopted SFAS 132 and has made the required disclosures, including restatement of prior periods presented in the accompanying Notes to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. SFAS 133 supersedes the disclosure requirements in SFAS 80, 105 and 119 and is effective for fiscal periods beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1998 presentation.

NOTE 2:  INVESTMENT SECURITIES

      The amortized cost, gross unrealized gains and losses and estimated fair values of securities held-to-maturity are as follows (in thousands):


                                                                      December 31,
                                                       1998                                    1997
                                        Gross       Gross       Estimated         Gross      Gross     Estimated
                              Amortized Unrealized  Unrealized  Fair    Amortized Unrealized Unrealized  Fair
                                Cost    Gains       Losses      Value   Cost      Gains      Losses     Value


U.S. Government Agencies      $  1,000  $      1  $    -    $  1,001     $13,149   $      1 $    (39)  $13,111
Mortgage-Backed Securities      27,237       157     (33)     27,361      47,869        131     (233)   47,767
States and Political
  Subdivisions                   1,527        12      (3)      1,536       1,683         13        -     1,696
Other Bonds                         29        -         -         29          30          -        -        30
Total Debt Securities         $ 29,793  $    170  $  (36)   $ 29,927     $62,731   $     145 $  (272)  $62,604
FRB and FHLB Stock               3,156       -         -       3,156       2,599          -       -      2,599
Total Securities
  Held-to-Maturity            $ 32,949   $   170  $  (36)   $ 33,083     $65,330   $     145 $  (272)  $65,203





     The amortized cost and estimated fair value of securities held-to-maturity at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Estimated
                                        Amortized         Fair
                                          Cost            Value
                                          (Dollars in Thousands)

Due in one year or less                   $ 3,489      $ 3,498
Due in one year through five years         17,732       17,788
Due after five years through ten years      6,321        6,353
Due after ten years                         2,251        2,288
Total Debt Securities                     $29,793      $29,927
FRB and FHLB Stock                          3,156        3,156
Total Securities
   Held-to-Maturity                       $32,949      $33,083


          The amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale are as follows (in thousands):

                                                                      December 31,
                                                       1998                                    1997
                                        Gross       Gross        Estimated          Gross        Gross        Estimated
                              Amortized Unrealized  Unrealized   Fair     Amortized Unrealized   Unrealized   Fair
                                Cost    Gains       Losses       Value    Cost      Gains        Losses       Value



U.S. Treasury Notes           $ 12,528  $  161    $     -      $ 12,689  $ 12,499  $ 120          $     -   $ 12,619
U.S. Government Agencies        48,237     236         -         48,473    32,967     39              (63)    32,943
Mortgage-Backed Securities     168,163     890       (201)      168,852    93,537    428             (154)    93,811
States and Political
     Subdivisions                  420      15         -            435       325     10               -         335
Other                            1,376       3         -          1,379     1,377      -               (8)     1,369
Total Securities
  Available-for-Sale               $230,724  $1,305    $ (201)   $231,828  $140,705  $ 597        $   (225) $141,077




     The amortized cost and estimated fair value of securities available-for-sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Estimated
                                        Amortized         Fair
                                          Cost            Value
                                          (Dollars in Thousands)

Due in one year or less                  $ 6,297       $ 6,320
Due in one year through five years        25,084        25,344
Due after five years through ten years    60,819        61,065
Due after ten years                      138,524       139,099
Total Securities
   Available-for-Sale                    $230,724      $231,828

     Gross realized gains (losses) from the sale of securities available-for-sale were $167,000 and ($144,000) during 1998, $149,000 and ($65,000) during 1997 and $52,000 and ($97,000)
during 1996.

     At December 31, 1998 and 1997, securities having a book value of $81,529,000 and $53,199,000 respectively, were pledged to secure lines of credit, letters of credit, public deposits and for other purposes as required by law.

NOTE 3:  LOANS

     Loans are summarized as follows:

                                             December 31,
                                        1998            1997
                                        (Dollars in Thousands)

Real estate loans
  Construction                        $ 11,322       $ 10,844
  Secured conventional
    Residential                        105,353         78,654
    Non-residential                    158,020        141,464
Commercial and industrial loans         76,103         82,524
Loans for individuals
  Automobile                             3,030          2,743
  Revolving credit                         299            290
  Other installment loans                5,527          5,543
All other loans                            735            690
Total loans                           $360,389       $322,752
Less deferred loan fees                   (247)          (224)
Total loans net of deferred
  loan fees                           $360,142       $322,528

     Non-performing loans and non-performing assets include the following:

                                             December 31,
                                        1998            1997
                                        (Dollars in Thousands)


Non-accrual loans                        $   716     $ 3,891
Accruing loans past due
  90 days or more                          1,366         931
Total non-performing loans               $ 2,082     $ 4,822
Restructured loans (excluding amounts
  classified as non-performing loans)      3,701       1,619
Other real estate owned, net                 293         648
Total non-performing assets              $ 6,076     $ 7,089

     If the non-accrual loans had continued to accrue interest in accordance with their original contract terms, interest income would have increased approximately $54,102, $387,284 and $710,500 in 1998, 1997 and 1996, respectively.

     At December 31, 1998 and 1997, the recorded investment in impaired loans was $4,526,000 and $7,334,000, respectively. The related allowance for credit losses was $0 at December 31, 1998 and 1997. The impaired loan portfolio is primarily collateral dependent. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was approximately $5,350,000 and $9,334,000, respectively. For the years ended December 31, 1998, 1997 and 1996 the Company recognized cash basis interest income on these impaired loans of $234,176, $344,000 and $265,500, respectively.

     All loans to directors, executive officers, significant shareholders and their related interests are current as to principal and interest payments at December 31, 1998. The following summarizes the activity for related party loans for the year ended December 31, 1998 (in thousands):

     Balance, beginning of year         $1,863
     Additions                           5,043
     Payments                            1,657
     Balance, end of year               $5,249

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

     The Company's loan portfolio is varied, with no undue concentration in any single industry, although most of the loans in the Company's loan portfolio have been made to borrowers in New Jersey, and are secured by real estate in New Jersey. Accordingly, as with most financial institutions in this market area, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in New Jersey's market conditions.

     Unless otherwise noted, the Bank does not require collateral or other security to support financial instruments with off-balance-sheet credit risk.


Financial Instruments Whose Contract             Contract or
Amounts Represent Credit Risk                  Notional Amount
                                        at December 31, 1998

Commercial and standby letters of credit          $ 2,340
Outstanding loan commitments-fixed rate           $13,663
Outstanding loan commitments-variable rate        $60,567

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

     The following summarizes the activity in the allowance for possible loan losses (in thousands):

                                   Year Ended December 31,
                                     1998      1997      1996
Balance, beginning of year         $ 6,974   $ 8,531   $ 7,402
Provisions Charged to operations       975     1,800     1,350
Loans charged-off                   (1,071)   (3,958)   (1,264)
Recoveries of charged-off loans      1,368       601     1,043
Balance, end of year               $ 8,246   $ 6,974   $ 8,531

     The allowance for loan losses for Federal income tax purposes was $1,344,000 at December 31, 1998, $2,352,000 at
December 31, 1997 and $3,024,000 at December 31, 1996.

NOTE 5:  PREMISES AND EQUIPMENT, NET

     The detail of premises and equipment is as follows (in thousands):

                                               December 31,
                                         1998            1997

Land                                    $ 2,090        $ 1,309
Building                                  8,625          8,653
Furniture and equipment                   9,675          8,718
Leasehold improvements                    4,750          4,203
                                        $25,140        $22,883
Less-Accumulated depreciation
  and amortization                       15,278         13,892
                                        $ 9,862        $ 8,991

NOTE 6:  INCOME TAXES

     The provision for income tax expense comprises the following components (in thousands):

                                Year Ended December 31,
                              1998      1997      1996
Federal
  Current tax expense         $5,695    $3,637    $3,125
  Deferred tax benefit        (1,540)     (168)     (335)
State
  Current tax expense            195       843       696
  Deferred tax benefit           (40)      (30)      (58)
                              $4,310    $4,282    $3,428

     Deferred tax expense (benefit) of $259,000, $52,000 and $(67,000) has been provided through the accumulated other comprehensive income section of shareholders' equity to reflect unrealized gains (losses) on available-for-sale securities for the years ended December 31, 1998, 1997 and 1996, respectively.

     The following is a reconciliation of the Federal income tax expense as reported with the statutory Federal tax on income before income taxes (in thousands):

                                  Year Ended December 31,
                                1998     1997      1996

Tax at statutory rate         $4,325    $3,636    $2,958
Tax exempt interest income       (21)      (14)      (15)
State income taxes, net of
  Federal tax benefit            101       537       421
Contributions and other           49        39        31
Valuation allowance             (270)        0      (160)
Other, net                       126        84       193
Total                         $4,310    $4,282    $3,428
Effective tax rate             34.9%     40.0%     39.4%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                  December 31,
                                              1998       1997

Deferred tax assets:
  Allowance for possible loan losses         $2,756    $1,858
  Non-accrual loan interest                   1,317     1,382
  Allowance for losses on OREO                   26        38
  Pension expense                               748      583
  Premises and equipment, principally
    due to differences in depreciation        1,063      914
  Deferred compensation                         504        0
  Other                                         114      329
Total deferred tax assets                     6,528    5,104
Valuation allowance                               0     (270)
Total gross deferred tax assets              $6,528    $4,834

Deferred tax liabilities:
  Deferred fee income                        $  114    $   19
  Investment securities, principally
    due to accretion of discounts                47        28
  Unrealized gain-securities
    available-for-sale                          387       128
Total gross deferred tax liabilities         $  548    $  175
Net deferred tax assets                      $5,980    $4,659

     Management has projected that the Company will generate sufficient future taxable income to utilize the net deferred tax assets. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.

     The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was $0 and $270,000, respectively. The net change in the total valuation allowance for 1998 was a decrease of $270,000, which was primarily the result of the Company's continued strong earnings performance. There was no change in the valuation allowance for 1997 or 1996.

NOTE 7:  BENEFITS PLANS

PENSION PLAN:

     The Bank has a noncontributory defined benefit pension plan which covers substantially all employees. The Company makes annual contributions to the plan equal to the amount accrued for pension expense if deductible for tax purposes.

     The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in the Company's consolidated financial statements (in thousands):

                                                December 31,
Change in Benefit Obligation                1998            1997
 Benefit obligation at beginning
     of the year                        $    5,227     $   4,874
 Service cost                                  601           529
 Interest cost                                 385           313
 Actuarial loss/(gain)                         316          (365)
 Benefits paid                                 (30)         (124)
 Benefit obligation at end of year      $    6,499     $   5,227
Change in Plan Assets
 Fair value of plan assets at
     beginning of year                  $    4,985     $   4,141
 Actual return on plan assets                  582           724
 Employer contributions                        185           244
 Benefits paid (30) (124)
 Fair value of plan assets at
     end of year                        $    5,722     $   4,985

 Funded Status                          $     (777)    $    (242)
  Unrecognized transition asset
     being amortized over 15 years             (97)         (122)
  Unrecognized prior service cost              169           190
  Unrecognized net actuarial gain             (805)         (952)
 Accrued benefit cost                   $  (1,510)     $  (1,126)

          Net pension cost for 1998, 1997 and 1996 included the following components (in thousands):

                                        Year Ended December 31,
                                     1998      1997     1996

Service cost                       $  601    $ 529     $543
Interest cost                         385      313      289
Expected return on plan assets       (409)    (347)    (306)
Amortization of unrecognized
     transition asset                 (24)     (24)     (24)
Recognized prior service cost          21       21       21
Recognized settlement gain             (5)      (8)       0
Net pension cost                   $  569    $ 484     $ 523
Weighted average assumptions

                                   Year Ended December 31,
                                    1998      1997     1996

Weighted average discount rate       7.0%    7.0%      7.0%
Weighted average expected
     long term rate of return
     on plan assets                  8.0%    8.0%      8.0%
Weighted average rate of
     compensation increase           5.0%    5.0%      5.0%

Mortality table                      GA-83   UP-1984   UP-1984
                                     Unisex  Unisex    Unisex

     Effective in 1995, the Bank established a non-qualified deferred compensation plan for certain officers. All benefits provided under this plan are unfunded. As of December 31, 1998 and 1997, approximately $363,000 and $246,000, respectively, was included in accrued expense for this plan. For the years ended December 31, 1998, 1997 and 1996, expenses related to this plan were $117,000, $80,000 and $66,000, respectively.

401K PLAN:

     The Bank sponsors a 401k Plan which provides several tax deferred investment opportunities to salaried employees of the Bank who have satisfied the service requirements of the Plan.
The Plan allows eligible employees to make periodic contributions of certain percentages of their salary, subject to the Internal Revenue Code limits on maximum annual contributions. The Bank matches part of these contributions. The Bank's matching contribution expense was $142,800, $114,600 and $62,300 for 1998,
1997, and 1996, respectively.

NOTE 8: STOCK COMPENSATION PLANS:

     At December 31, 1998, the Company had five stock based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for its stock option plans. Had compensation cost for the Company's five stock -based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below (in thousands, except per share amounts):

                                    1998      1997      1996
Net income          As reported    $8,047    $6,411    $5,273
                    Pro forma      $7,638    $6,150    $5,152

Basic earnings      As reported    $1.63     $1.28     $1.05
per share           Pro forma      $1.55     $1.22     $1.02

Diluted earnings    As reported    $1.56     $1.23     $1.01
per share           Pro forma      $1.48     $1.18     $0.98

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively; dividend yield of 1.9 percent, 1.7 percent and 2.4 percent; expected volatility of 47 percent, 45 percent and 45 percent; risk-free interest rates of 5.7 percent,
7.0 percent and 6.7 percent for the 1993 and 1996 Non-Statutory Plan options, 4.7 percent, 5.9 percent and 6.3 percent for the 1993 and 1996 Incentive Plan options; and expected lives of 8 years for all periods for the 1993 and 1996 Non-Statutory Plan options; and 7 years for all periods for the 1993 and 1996 Incentive Plan options. The effects of applying SFAS 123 on the pro forma net income may not be representative of the effects on the pro forma net income for future years.

STOCK OPTION PLANS:

     The Company has five option plans. The 1986 Incentive Stock Option Plan expired April 16, 1996. No additional options are available for granting under this plan. The options issued and outstanding prior to April 16, 1996 remain available for exercise until their expiration dates.

     Under the 1993 Broad National Incentive Stock Option Plan
(1993 Incentive Plan), the Company may grant options to its management personnel for up to 254,677 shares of common stock.

     Under the 1993 Broad National Directors Non-Statutory Stock
Option Plan (1993 Non-Statutory Plan), the Company may grant options to its directors for up to 95,504 shares of common stock.

     Under the 1996 Broad National Bancorporation Incentive Stock
Option Plan (1996 Incentive Plan), the Company may grant options to its management personnel for up to 220,500 shares of common stock.

     Under the 1996 Broad National Directors Non-Statutory Stock
Option Plan (1996 Non-Statutory Plan), the Company may grant options to its directors for up to 82,687 shares of common stock.

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

     A summary of the status of the Company's stock option plans as of December 31, 1996, 1997 and 1998, and changes during the years ended on those dates is presented below:

                              Shares under   Weighted-Average
                                 Option      Exercise Price

Outstanding at
     December 31, 1995        348,091             $ 6.20
Exercised in 1996             (19,953)              4.92
Granted in 1996                85,057              11.03
Expired unexercised in 1996   ( 8,370)              6.25
Outstanding at
     December 31, 1996        404,825               7.29
Exercised in 1997             (53,996)              6.12
Granted in 1997                93,817              18.73
Expired unexercised in 1997   ( 7,863)              7.89
Outstanding at
     December 31, 1997        436,783               9.88
Exercised in 1998             (37,557)              5.83
Granted in 1998                97,100              19.74
Expired unexercised in 1998   (    54)              9.08
Outstanding at
     December 31, 1998        496,272             $12.11

Weighted-average fair value        1998      1997      1996
 of options granted during the
 year                              $8.98     $9.22     $5.30


     The following table summarizes information about stock options outstanding at December 31, 1998:

                    Options Outstanding                     Options Exercisable
Range
Of             Number         Weighted-avg.                          Number
Exercise       Outstanding      Remaining           Weighted-avg.  Exercisable   Weighted-avg.
Prices         at 12/31/98    Contractual Life    Exercise Price   at 12/31/98   Exercise Price

$ 5.30-$ 6.39  147,122        5.1 years           $ 5.55             133,538        $ 5.53
7.83-  8.97     82,711        5.9                   8.11              49,358          8.15
11.00- 14.00    94,264        7.2                  11.78              27,727         11.17
19.25- 21.48   172,175        9.1                  19.82                   0             0
$ 5.30-$21.48  496,272        7.0                 $12.11             210,623        $ 6.89




NOTE 9:  SHORT-TERM BORROWINGS

     Short-term borrowings at December 31, 1998 and 1997 consisted of the following (in thousands):

                                        1998    1997
Securities sold under agreements
  to repurchase                       $ 1,451   $ 1,000
Federal Home Loan Bank advances        36,600    12,000
Federal funds purchased                 2,600         0
                                      $40,651   $13,000

     Details with respect to short-term borrowings are as follows
(in thousands):

                                                 December 31,
                                               1998      1997

Balance, end of year                         $40,651   $13,000
Maximum outstanding during the year
  at any month end                           $40,651   $13,000
Average interest rate, end of year             5.52%     5.88%
Average outstanding during the year          $16,665   $ 4,885
Average interest rate for the year             5.87%     5.75%

     The average amounts outstanding were computed primarily from daily averages. The average interest rate for the year and at the end of the year were computed by dividing the respective interest expenses by the average balances outstanding.

     The Bank has available $29,165,000 in lines of credit for overnight borrowing with correspondent banks. At December 31, 1998, the Bank borrowed $2,600,000 under these lines of credit in the form of federal funds purchased.

NOTE 10:  LONG-TERM DEBT

     The Company had no long term debt outstanding at December 31, 1998. Long-term debt of $9,000,000 at December 31, 1997 represented Federal Home Loan Bank Advances with remaining maturities of greater than one year. This debt represented a series of nine $1,000,000 advances with interest rates ranging from 6.16% to 6.28% and maturities from January 29, 1999 to September 30, 1999. The advances are secured by residential mortgages and securities under a blanket collateral agreement.

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

     Cash balances reserved to meet the requirements of the bank regulatory authorities amounted to $1,859,000 at December 31, 1998.

     The Bank has lease commitments on certain of its branches expiring at various dates through 2007. Rental expense on these leases charged to operations amounted to $672,000, $577,000 and $544,000 for the years ended December 31, 1998, 1997, and 1996 respectively. The minimum annual rentals under the terms of the leases as of December 31, 1998 were as follows:

                    1999           $677,000
                    2000           $623,000
                    2001           $427,000
                    2002           $278,000
                    2003           $189,000
                    Thereafter     $453,000

NOTE 13:  EARNINGS PER SHARE

     The following reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for 1998, 1997 and 1996(in thousands):

                                   1998      1997      1996

Net Income available to common
  shareholders-Basic and Diluted   $8,047    $6,411    $5,273
Weighted Average
  common shares outstanding-Basic   4,935     5,027     5,028
Effect of Dilutive Securities
  Stock options                       192       177        98
  Convertible preferred stock           -         -       122
  Contingently issuable shares         35         -         -
Weighted Average
  common shares outstanding
     - Diluted                      5,162     5,204     5,248

NOTE 14:  SHAREHOLDERS' EQUITY

STOCK DIVIDENDS:

     On December 17, 1998, the Board of Directors of the Company declared a 5% stock dividend which was distributed January 7, 1999.

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

     At December 31, 1998 and 1997, the Company had repurchased
296,500 and 242,000, respectively, shares of common stock.

NOTE 15: REGULATORY MATTERS

     Capital adequacy for the Company is measured against regulations established by the Federal Reserve Board (FRB). The Bank is subject to generally similar capital regulations adopted by the Office of the Comptroller of the Currency (the OCC).
These regulations require the Company and the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1998, the Company and the Bank were required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

     Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions ( and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of financial institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapital-ized. Generally, an institution is considered well capitalized if it has a leverage(Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

     The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FRB, the OCC and the FDIC about capital components, risk weightings and other factors.

     Management believes that, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

     The following is a summary of the Company's and the Bank's actual capital amounts and ratios as of December 31, 1998 and 1997, compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution:

                              Regulatory Requirements
                              Minimum Capital     For Classification
               Company Actual   Adequacy          As Well Capitalized
               Amount Ratio   Amount Ratio   Amount  Ratio
                              (Dollars in Thousands)
December 31, 1998
Leverage (Tier 1)
  capital      $54,606        8.22%  $26,579 4.00%   $33,223     5.00%
Risk-based capital
  Tier 1       $54,606        12.80% $17,068 4.00%   $25,602     6.00%
  Total        $59,976        14.06% $34,135 8.00%   $42,669     10.00%
December 31, 1997
Leverage (Tier 1)
  capital      $49,787        8.19%  $24,318 4.00%   $30,397     5.00%
Risk-based capital
  Tier 1       $49,787        13.16% $15,138 4.00%   $22,706     6.00%
  Total        $54,545        14.41% $30,276 8.00%   $37,844      10.00%


                              Regulatory Requirements
                              Minimum Capital     For Classification
               Company Actual   Adequacy     As Well Capitalized
               Amount Ratio   Amount Ratio   Amount  Ratio
                              (Dollars in Thousands)

December 31, 1998
Leverage (Tier 1)
  capital      $51,467        7.75%  $26,579 4.00%   $33,223     5.00%
Risk-based capital
  Tier 1       $51,467        12.06% $17,068 4.00%   $25,602     6.00%
  Total        $56,837        13.32% $34,135 8.00%   $42,669     10.00%
December 31, 1997
Leverage (Tier 1)
  capital      $44,544        7.33%  $24,318 4.00%   $30,397     5.00%
Risk-based capital
  Tier 1       $44,544        11.77% $15,138 4.00%   $22,706     6.00%
  Total        $49,302        13.03% $30,276 8.00%   $37,844     10.00%

     In November of 1998, the Bank, through its Board of Directors, entered into a Formal Agreement with the OCC whereby the Bank has agreed to further develop its written programs and its system of internal controls to ensure compliance with the Bank Secrecy Act, the "Know-Your-Customer" guidelines and the regulations of the Office of Foreign Assets Control.

     The provisions of the Formal Agreement will continue until excepted, waived or terminated by the OCC.

     The Bank's Board of Directors has agreed to comply with provisions of the Formal Agreement. The Bank's Board of
Directors will file periodic reports with the OCC as part of its compliance with this Formal Agreement.

NOTE 16:  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") requires that the Company disclose estimated fair values for its financial instruments whether or not recognized in the Statement of Financial Condition.

     Limitations: The fair value estimates made at December 31, 1998 and 1997 were based on pertinent market data and relevant information on the financial instrument at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portion of the financial instruments. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

     Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments (in thousands):

                                          At December 31,
                                   1998                1997

                                     Estimated           Estimated
                           Carrying     Fair   Carrying     Fair
                            Amount     Value    Amount     Value
Financial Assets
  Cash and short-term
    investments            $ 45,793  $ 45,793  $ 59,233  $ 59,233
Securities held-to-
  maturity                   32,949    33,083    65,330    65,203
Securities available-for-
    sale                    231,828   231,828   141,077   141,077
  Loans, net                351,896   352,487   315,554   317,828
Financial Liabilities
  Deposits                  575,064   577,613   518,238   519,241
  Short-term borrowings      40,651    40,781    13,000    13,037
  Long-term debt                  0         0     9,000     9,065
  9.5% Cumulative Trust
  Preferred Securities     $ 11,500  $ 12,735  $ 11,500  $ 12,269

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

Commitments to extend credit and letters of credit

     The fair market value of unearned fees associated with financial instruments with off-balance sheet risk at December 31, 1998 approximates the fees received. Amount is not material.

NOTE 17:  CONDENSED FINANCIAL INFORMATION OF BANCORPORATION
          (PARENT COMPANY ONLY)

     Condensed Statements of Condition (in thousands):

                                             December 31,
                                          1998      1997
Assets
  Cash, principally on deposit with
    subsidiary bank                     $ 2,425   $ 5,212
  Investment in subsidiaries             53,407    45,844
  Other assets                            1,381       637
Total Assets                            $57,213   $51,693
Liabilities and Shareholders' Equity
  Subordinated debentures               $11,856   $11,856
  Other liabilities                         668       606
  Shareholders' equity                   44,689    39,231
Total Liabilities and Shareholders'
  Equity                                $57,213   $51,693

     Condensed Statements of Income for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                  December 31,
                                              1998      1997      1996
Income
Dividends received from banking
subsidiary                                   $1,260    $1,455    $1,230
Interest income from subsidiaries               181        98         0
                                              1,441     1,553     1,230
Expenses
Interest on subordinated debentures           1,126       563         0
Salaries and related benefits                    39        39        39
Other                                           219       145        78
                                              1,384       747       117
Income before equity in undistributed
  income of subsidiaries                         57       806     1,113
Equity in undistributed income
  of subsidiaries                             7,990     5,605     4,160
Net income                                   $8,047    $6,411    $5,273

     Condensed Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                    December 31,
                                                1998      1997      1996

Cash flows from operating activities
Net income                                   $ 8,047   $ 6,411   $ 5,273
Less-
Equity in undistributed income of
  subsidiaries                                (7,990)   (5,605)   (4,160)
Increase in other liabilities                     61       122        56
Decrease (increase) in other assets              158      (263)        0
Other, net                                        (2)     (151)      601
Net cash provided by operating activities    $   274   $   514   $ 1,770
Cash flows from investing activities
Investments in and advances to
  subsidiaries                               $     0   $  (356)  $     0
Net cash used in investing activities        $     0   $  (356)  $     0
Cash flows from financing activities
Redemption of preferred stock                $     0   $     0   $   (52)
Proceeds from issuance of subordinated
  debentures                                       0    11,856         0
Capital contribution to bank subsidiary            0    (2,000)        0
Proceeds from issuance of common stock           111       308        98
Dividends to shareholders                     (2,194)   (1,741)   (1,294)
Purchase of treasury stock                      (978)   (4,053)      (58)
Net cash (used in) provided by
  financing activities                       $(3,061)  $ 4,370   $(1,306)
Net(decrease)increase in cash and
  cash equivalents                            (2,787)    4,528       464
Cash and cash equivalents-
  beginning of year                            5,212       684       220
Cash and cash equivalents-end of year        $ 2,425   $ 5,212   $   684

NOTE 18:  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following quarterly financial information for the two years ended December 31, 1998 and 1997, is unaudited. However, in the opinion of management all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected. Results of operations for these three-month periods are not necessarily indicative of the results for the entire year or any other interim period (in thousands, except per share amounts):

                                     1998
                         March           June     September   December

Interest income          $10,978       $11,407    $11,773   $11,637
Interest expense           4,474         4,701      4,619     4,673
Provision for possible
  loan losses                300           225        225       225
Non-interest income        1,859         1,795      1,948     1,942
Non-interest expenses      5,208         5,417      5,558     5,357
Net income                 1,805         1,812      2,103     2,327
Net income per common
share:
  Basic earnings per
    common share           $0.37         $0.36      $0.43     $0.47
  Diluted earnings per
    common share           $0.35         $0.35      $0.41     $0.45






                                     1997
                           March        June     September   December

Interest income          $ 9,682       $10,013     $10,416   $10,744
Interest expense           3,521         3,790       4,095     4,524
Provision for possible
  loan losses                450           450         450       450
Non-interest income        1,893         1,783       1,658     1,783
Non-interest expenses      4,690         5,056       4,826     4,977
Net income                 1,661         1,659       1,495     1,596
Net income per
  common share:
Basic earnings per
  common share             $0.32        $0.32       $0.30       $0.32
Diluted earnings
  per common share         $0.31        $0.31       $0.29       $0.31

NOTE 19:  SUBSEQUENT EVENT (UNAUDITED)

     On February 1, 1999, the Company entered into a definitive agreement with Independence Community Bank Corp. ("Independence") pursuant to which Independence will acquire the Company in a transaction valued at $26.50 per share of the Company's common stock. Upon completion of the acquisition, the Company's wholly owned subsidiary, Broad National Bank, will merge into Independence Community Bank, Independence's wholly owned subsidiary.

     Under the terms of the agreement, which was approved unanimously by both boards of directors, holders of the Company's common stock will receive cash or shares of Independence common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of 50% Independence common stock and 50% cash. The number of shares of stock any stockholder of the Company receives will be determined based upon an exchange ratio designed to produce a value of $26.50 per share when Independence stock has a market value as calculated in the agreement of between $12.75 and $17.25. To the extent that the market value of Independence common stock during the pricing period exceeds $17.25 or is less than $12.75, the per share value of the consideration to be received by stockholders of the Company in the merger, whether in cash or stock, will increase or decrease, respectively. The transaction has an aggregate value of approximately $138 million.

     The agreement provides for the payment of a termination fee payable to Independence under certain circumstances. The members of the Board of Directors, who beneficially own approximately 30% of the Company have agreed to vote their shares in favor of the merger.

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.

          None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                        EXECUTIVE OFFICERS

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

                           Position with
                           Bancorporation
                           and Bank and Year      Principal
     Name           Age    First Elected          Occupation /1/

Donald M. Karp      62     Chairman of            Position with
                           the Board of           Bancorporation
                           Bancorporation (1985)  and the Bank/2/
                           and the Bank (1985);
                           Chief Executive Officer
                           of Bancorporation (1991)
                           and the Bank (1991);
                           Vice Chairman of the
                           Board of Bancorporation
                           (1981-1985) and the
                           Bank (1978-1985);
                           Director (1972)

John A. Dorman      60     President of           Position with
                           Bancorporation (1992)  Bancorporation
                           and the Bank (1992);   and the Bank
                           Director (1992)

Fred S. Campo       49     Senior Vice President  Position with
                           of the Bank (1986);    Bancorporation
                           Secretary of           and the Bank
                           Bancorporation (1982)
                           and the Bank (1991)

Fred Perry, Jr.     69     Senior Vice            Position with
                           President of           the Bank
                           the Bank (1978)

Peter Kenny         53     First Vice             Position with
                           President of           the Bank
                           the Bank (1991);
                           Senior Vice
                           President of the
                           Bank (1992)

James Boyle         48     Treasurer of           Position with
                           Bancorporation;        Bancorporation
                           Vice President and     and the Bank
                           Comptroller of the
                           Bank (1988); Senior
                           Vice President of the
                           Bank (1992)

Ellen Rogoff        49     First Vice President   Position with
                           of the Bank (1993);    the Bank /3/
                           Senior Vice President
                           of the Bank (1994)

Ronald E. Schwarz   44     Senior Vice President  Position with
                           of the Bank (1997)     the Bank/4/

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

                            DIRECTORS

     The Company's Board of Directors currently consists of twelve directors. Directors are elected to serve for a one-year term expiring at the Annual Meeting of Shareholders for the following year and until their respective successors are duly elected and qualified or until their respective earlier resignation or removal. The Board of Directors presently consists of Licinio Cruz, John A. Dorman, Arthur Fischman, John
J. Iannuzzi, Donald M. Karp, James J. Lazarus, Edward J. Lenihan, Stanley J. Lesnik, Catherine McFarland, Louis J. Owen, A. Harold Schwartz and Hubert Williams. The following table sets forth certain information with respect to each member of the Board of Directors.

                         Position with
                         Bancorporation
                         and the Bank          Principal
Name             Age     (Year First Elected)  Occupation /1/

Licinio Cruz     56      Director (1977)       Vice President and
                                               Treasurer, Cruz
                                               Construction Corp.
                                               (general
                                               construction)

John A. Dorman   60      President of          Position with
                         Bancorporation (1992) Bancorporation and
                         and the Bank (1992)   the Bank /2/
                         Director (1992)

Arthur Fischman  73      Director (1978)       Consultant

John J. Iannuzzi 61      Director (1988)       President, 187
                                               Corporation T/A
                                               Gateway East (real
                                               estate management)

Donald M. Karp   62      Chairman of the Board    Position with
                         of Bancorporation (1985) Bancorporation and
                         and the Bank (1985);     the Bank /3/
                         Chief Executive Officer
                         of Bancorporation (1991)
                         and the Bank (1991);
                         Vice Chairman of the
                         Board of Bancorporation
                         (1981-1985) and the Bank
                         (1978-1985); Director (1972)

James J. Lazarus 61      Director (1980)       President, L&R
                                               Manufacturing Company
                                               (manufacturer of
                                               ultrasonic cleaning
                                               equipment and
                                               chemicals)

Edward J.
 Lenihan         82      Director (1977)        Consultant /4/

Stanley J.
 Lesnik          80      Director (1970);       Consultant /3/
                         Chairman of the Board
                         (1974-1985); Chairman
                         of Executive Committee
                         (1985-1995); Chairman
                         Emeritus of the Executive
                         Committee (1996)

Catherine
 McFarland       58       Director (1993)      Executive Officer and
                                               Secretary, Victoria
                                               Foundation, Inc.
                                               (private charitable
                                               foundation)/5/

Louis J. Owen    75      Director (1976);      Consultant
                         Chairman of Executive
                         Committee (1996)

A. Harold
 Schwartz        74      Director (1980)       President, New Jersey
                                               Tanning Co. Inc.
                                               (tanning bovine
                                               leathers)

Hubert Williams  59      Director (1988)       President, Police
                                               Foundation (private
                                               not-for-profit
                                               organization)

________________

/1/ Unless otherwise indicated, each of the persons listed has been employed in the indicated principal occupation during the last five years.

/2/ Prior to joining Bancorporation and the Bank, Mr. Dorman was an executive vice president of Chemical Bank New Jersey where he managed the Statewide Commercial Lending division. For the two years prior to the merger in 1989 of Horizon Bank Corp. and Chemical Bank, Mr. Dorman served as President and Chief Executive Officer of Chemical New Jersey Corporation, Chemical Banking Corporation's loan production office in New Jersey.

/3/ Mrs. Donald M. Karp is the niece of Stanley J. Lesnik and the daughter of Harriet M. Alpert, a principal shareholder of Bancorporation.

/4/ Mr. Lenihan presently is a consultant to planning and economic and development groups.

/5/ Ms. McFarland has served as executive officer and secretary of Victoria Foundation, Inc. since 1989, and as its program officer and assistant secretary from 1971 to 1989.

     There is no arrangement or understanding between any director and any other person pursuant to which such director was selected as a director.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1943 requires Bancorporation's directors and executive officers, and persons who own more than 10% of a class of Bancorporation's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in Bancorporation common stock and other equity securities. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% shareholders to furnish Bancorporation with copies of all Section 16(a) reports they file.

     To Bancorporation's knowledge, based solely on review of the copies of such reports furnished to Bancorporation and written representations that no other reports were required, during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its directors, executive officers, greater than 10% shareholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

     EXECUTIVE COMPENSATION AND OTHER INFORMATION

EXECUTIVE COMPENSATION

     The following table sets forth for the years ended
December 31, 1998, 1997 and 1996, respectively, the compensation of the Company's chief executive officer and of each of the Company's four other most highly compensated executive officers for 1998 for services to the Company and its subsidiaries in all capacities:


                                               SUMMARY COMPENSATION TABLE

                                                         Long Term Compensation
                         Annual Compensation               Awards             Payouts



                                                  Other                    Securities
                                                  Annual    Restricted     Underlying           All Other
Name and                                          Compen-   Stock          Options/  LTIP       Compen-
Principal Position    Year    Salary    Bonus/1/  sation/2/ Award(s)       SARs      Payouts/3/ sation/4/

Donald M. Karp           1998 $227,500  $130,631  $91,171   $--            16,000    $297,958  $17,615
Chairman of the Board,   1997  218,500   136,600   88,447    --            16,000     --        17,365
Chief Executive Officer  1996  209,000    96,400   37,687    --            15,500     --        14,805
and Director of
Bancorporation and the
Bank

John A. Dorman        1998    $176,500  $84,456   $25,517   $ --           11,000    $231,660  $18,695
President, Chief      1997     169,500   72,200    20,191     --           11,000       --      18,445
Operation Officer     1996     162,500   62,400    14,251     --           10,500       --      15,885
and Director of
Bancorporation and
the Bank

Fred Perry, Jr./5/    1998    $106,000  $44,000   $     0   $--             6,000    $ 96,804  $13,263
Senior Vice President 1997     102,000   32,000         0    --             5,000     --        13,147
of the Bank           1996      97,000   37,800         0    --             5,000     --        10,731

Peter Kenny/5/        1998    $106,000  $44,000   $     0   $--             6,000    $ 94,798  $10,488
Senior Vice President 1997     100,000   36,900        0     --             5,000     --        10,238
of the Bank           1996      95,000   34,200        0     --             5,000     --         7,167

James Boyle           1998    $100,000  $42,000   $    0    $--             6,000    $ 89,819  $ 6,523
Treasurer of          1997      93,000   32,000        0     --             5,000     --         5,418
Bancorporation,       1996      90,000   24,800        0     --             5,000     --         4,923
Senior Vice
President of
the Bank


_________________
/1/  Reflects bonus earned for 1998, 1997 and 1996, respectively.  The 1997 bonus of $136,600 for Mr. Karp includes a special award of $25,000 which was granted to Mr. Karp in recognition of his outstanding leadership in elevating the stature and presence of the Bank in the community and for the overall performance of the Bank.




/2/  Excludes perquisites and other benefits, unless the aggregate amount of such compensation is the lesser of either
     $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.  Amounts reflected for Messrs. Karp and Dorman represent supplemental contributions of employee pension retirement benefits contributed through the Bank's Non-Qualified Deferred Compensation Plan.

/3/  LTIP Payouts for 1998 represent payments made pursuant to the Bank's Long Term Capital Accumulation Plan.  The awards were earned in 1998, the end of the three year performance period, and paid out in 1999.  The awards were paid in a combination of cash and Bancorporation Common Stock.  The compensation value of the common stock portion of the award is based upon a per-share value of $24.1875, which represents the fair value of Bancorporation's common stock at the date of issuance.  The components of the award for each of the individuals listed in the Summary Compensation Table is as follows:  for Mr. Karp, cash of $64,790 and 9,640 shares of stock with a total value of $233,168; for Mr. Dorman, cash of $50,375 and 7,495 shares of stock with a total value of $181,285; for Mr. Perry, cash of $21,049 and 3,132 shares of stock with a total value of $75,755; for Mr. Kenny, cash of $20,615 and 3,067 shares of stock with a total value of $74,183; and, for Mr. Boyle, cash of $19,530 and 2,906 shares of stock with a total value of $70,289.

/4/  All Other Compensation includes matching contributions made by the Company for the accounts of Messrs. Karp, Dorman,
     Perry, Jr., Kenny and Boyle,  respectively, under the Company's 401(k) Plan, and the premiums on life insurance policies for such persons.  Matching contributions made by the Company under the Company's 401(k) Plan for 1998,
     1997 and 1996 were $5,000, $4,750 and $2,190, respectively, for Mr. Karp; $5,000, $4,750 and $2,190, respectively, for Mr. Dorman; $4,240, $4,124 and $1,708, respectively, for Mr. Perry, Jr.; $5,000, $4,750 and $1,679, respectively, for Mr. Kenny; and $2,500, $1,395 and $900, respectively, for Mr. Boyle.  The premiums on life insurance policies paid by the Company for 1998, 1997 and 1996 were $12,615, $12,615 and $12,615, respectively, for Mr. Karp; $13,695,
     $13,695 and $13,695, respectively, for Mr. Dorman; $9,023, $9,023 and $9,023, respectively, for Mr. Perry Jr.;
     $5,488, $5,488 and $5,488, respectively, for Mr. Kenny; and $4,023, $4,023 and $4,023, respectively, for Mr. Boyle.

/5/  Messrs. Perry, Jr. and Kenny are not officers of Bancorporation, but are included among the five most highly paid executive officers because each is a key policy making member of management of the Bank.




     Option/SAR Grants

     The following table sets forth information with respect to each officer named in the Summary Compensation Table under "Executive Compensation" concerning grants of stock options and stock appreciation rights ("SARs") during 1998.

             OPTION/SAR GRANTS IN LAST FISCAL YEAR/1/

               Number of   % of Total
               Securities  Options/SARs
               Underlying  Granted to                             Grant
               Options/    Employees      Exercise or             Date
                 SARs      in Fiscal      Base Price  Expiration Present
     Name      Granted (#)   Year         ($/Share)   Date/2/    Value ($)

Donald M.     15,000       17.3%          $21.18    December 17, $107,700/4/
  Karp/3/                                              2003
               1,000        1.2%          $21.75    April 16,  $ 10,630/5/
                                                       2008

John A.        10,000      11.6%          $19.25    December 17, $ 90,800/4/
  Dorman/3/                                            2008
                1,000       1.2%          $21.75    April 16,  $ 10,630/5/
                                                       2008

Fred Perry,
 Jr./3/         6,000       6.9%          $19.25    December 17, $ 54,480/4/
                                                       2008

Peter Kenny/3/  6,000       6.9%          $19.25    December 17, $ 54,480/4/
                                                       2008

James Boyle/3/  6,000       6.9%          $19.25    December 17,  $54,480/4/
                                                       2008
___________________

/1/ No stock appreciation rights were granted by the Company during 1998. The grants of stock options in the table were made on April 16, 1998 and December 17, 1998.

/2/ The stock options are subject to early termination if the person to whom they are granted dies, ceases to be employed by the Company or any of its subsidiaries, or is unable to perform his duties for six months as the result of such person's physical or mental incapacity.

/3/ The time at which the option may be exercised is prescribed at the time such option is granted, and may be accelerated if the Company is not the surviving corporation of any merger, consolidation, reorganization or acquisition by another corporation or if a "change of control" occurs with respect to the Company.

/4/ The dollar value of the stock options has been determined as of December 17, 1998 using the Black-Scholes option pricing model, based on the assumptions that (a) the options were granted on that date, (b) the closing price for the shares of Common Stock underlying the options on the grant date was $19.25 per share, (c) the period during which the options are exercisable is ten years from the grant date (five years in the case of options for 15,000 shares granted to Mr. Karp), (d) the option exercise price is $19.25 ($21.18 in the case of options for 15,000 shares granted to Mr. Karp), (e) the dividend yield for 1998 is 1.9%, (f) the expected lives of the options is eight years (five years in the case of options for 15,000 shares granted to Mr. Karp), (g) the "risk free" interest rate on U.S. Treasury Strips is a 4.69% yield in eight years from the grant date (November 2006) (4.49% yield in five years from the grant date (November 2003)), and (h) the price volatility for the shares of Common Stock underlying the options is 47% (based on the fluctuation in weekly closing stock prices from December 30, 1991 to December 31, 1998).

/5/  The dollar value of the stock options has been determined as of April
     16, 1998 using the Black-Scholes option pricing model, based on the assumptions that (a) the options were granted on that date, (b) the closing price for the shares of Common Stock underlying the options on the grant date was $21.75 per share, (c) the period during which the options are exercisable is ten years from the grant date, (d) the option exercise price is $21.75, (e) the dividend yield for 1998 is 1.9%, (f) the expected lives of the options is eight years, (g) the "risk free" interest rate on U.S. Treasury Strips is a 5.72% yield in eight years from the grant date (April, 2006), and (h) the price volatility for the shares of Common Stock underlying the options is 47% (based on the fluctuation in weekly closing stock prices from December 30, 1991 to March 31, 1998).

Option/SAR Exercises and Holdings

     The following table sets forth information with respect to each officer named in the Summary Compensation Table under "Executive Compensation" concerning the exercise of options and stock appreciation rights ("SARs") during 1998 and unexercised options and SARs held as of December 31, 1998.



                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND DECEMBER 31, 1998 OPTION/SAR VALUES(1)


                                                 Number of
                                                Securities                      Value of
                                                Underlying                    Unexercised
                                                Unexercised                   In-the-Money
          Shares                              Options/SARs at                 Options/SARs at
          Acquired         Value          December 31, 1998(#)/3/         December 31, 1998($)4/
Name      on Exercise(#) Realized($/2/  Exercisable    Unexercisable   Exercisable   Unexercisable

Donald M.
 Karp          12,128         $141,725       25,784         61,887         $338,181  $288,197
John A.
 Dorman         5,000         $ 62,171       32,678        36,544           430,401   172,600
Fred Perry,
  Jr.           5,765         $ 76,458        9,225         18,195          113,279    83,745
Peter Kenny     1,000         $ 11,684       13,635         18,195          177,236    83,745
James Boyle         0         $      0       15,787         18,195          208,876    83,745

___________________

(1)  No stock appreciation rights were granted by the Company during 1998.

(2)  Value is calculated by determining the difference between the option exercise price and the last reported sale price of the Company's Common Stock on the date of exercise.

(3)  The shares of the Company's Common Stock underlying unexercised options at December 31, 1998 includes shares issuable upon the exercise of options granted on December 16, 1993, September 19, 1994,
     December 15, 1994, April 20, 1995, December 21, 1995, April 18, 1996, December 19, 1996, April 17,
     1997, December 18, 1997, April 16, 1998 and December 17, 1998.

(4)  As of December 31, 1998, the last reported sale price of the Company's Common Stock, which was reported on the NASDAQ National Market System on December 31, 1998, was $20.00 per share.  Value is calculated by determining the difference between the option exercise price and $20.00, multiplied by the number of shares of Common Stock underlying the options.


EMPLOYMENT AGREEMENTS

     Donald M. Karp. On December 31, 1998, Bancorporation entered into an employment agreement with Donald M. Karp. The agreement has an initial five-year term which expires on December 31, 2003, subject to automatic extensions of one additional calendar month upon the expiration of each calendar month, so that at all times the agreement shall have a term of sixty months, until such time as the Board of Directors notifies Mr. Karp that the term of employment shall expire not later than five years from the date of such notice. The agreement provides for an annualized base salary of $250,000, which base salary was increased from the previous $227,500 level, effective January 1, 1999, by action of the Board of Directors as contemplated by the agreement. During the period of this Agreement, Mr. Karp's base salary may not be decreased below $250,000 without the written consent of Mr. Karp. In addition to base salary, the agreement also provides Mr. Karp with the use of a motor vehicle and such bonuses or other incentive compensation plans, fringe benefits and insurance benefits as are established for executive officers of the Bank.

     Mr. Karp's employment with Bancorporation is subject to early termination in the event of Mr. Karp's death or physical or mental disability. If Mr. Karp's employment is terminated because of his physical or mental disability, he will be entitled to receive one year's base salary, less amounts paid to him under any other disability program or policy maintained by Bancorporation, payable in twelve monthly installments. In addition, Bancorporation will maintain life and health insurance benefits for Mr. Karp at least equivalent to those he had at the date of termination. If Mr. Karp's employment is terminated because of his death, Mr. Karp's beneficiaries, or his estate, will receive a payment equal to one year's base salary.

     Bancorporation may terminate Mr. Karp's employment at any time with or without cause, with "cause" being defined as improper action by Mr. Karp which results in his removal from office by direction of a regulatory agency for Bancorporation or the Bank, willful misconduct by Mr. Karp which causes material injury to Bancorporation, or conviction of a crime, habitual drunkenness, drug abuse, or excessive absenteeism. If Mr. Karp's employment is terminated by Bancorporation for reasons other than for cause, Mr. Karp will be entitled to receive a severance payment equal to the aggregate amount of future base salary and bonus payments he would have received (calculated at the highest rates payable at any time under this agreement or within the then immediately preceding two year period) had he continued in the employ of Bancorporation for the remainder of the then existing term of the agreement. In addition, Bancorporation will maintain life and health insurance benefits for Mr. Karp at least equivalent to those he had at the date of termination, and Mr. Karp's retirement benefits will be supplemented to provide him with a total benefit approximating the benefits he would have received under all qualified retirement plans in which he participates if he had continued in the employ of Bancorporation for the remaining term of this agreement (or until his retirement) and been fully vested. Mr. Karp would also be given the use (or corresponding value) of a motor vehicle for 24 months following the date of termination. Mr. Karp will have no right to receive further compensation or other benefits if his employment is terminated for cause.

     Mr. Karp may terminate his employment with Bancorporation and remain entitled to receive specified benefits (i) in the event of default or breach by Bancorporation, or (ii) for good reason (as defined). If Mr. Karp terminates the agreement for any of the above reasons, he will be entitled to receive a severance payment equal to the aggregate amount of future base salary and bonus or other incentive compensation payments he would have received (calculated at the highest rates payable at any time under this agreement or within the then immediately preceding two year period) had he continued in the employ of Bancorporation for the then existing term of the agreement. In addition, Bancorporation will maintain life and health insurance benefits, including premium payments for a $500,000 split dollar life insurance policy until such policy is fully paid, for Mr. Karp at least equivalent to those he had at the date of termination, and Mr. Karp's retirement benefits will be supplemented to provide him with a total benefit approximating the benefits he would have received under all qualified retirement plans in which he participates if he had continued in the employ of Bancorporation for the remaining term of this agreement (or until his retirement) and been fully vested.
Mr. Karp would also receive, in a single lump sum payment, an amount with respect to any non-qualified deferred compensation plan or non-qualified retirement plan equal to 5 times the maximum amount credited to Mr. Karp's account under any such plan which is in the nature of a defined contribution or individual account plan during any calendar year prior to Mr. Karp's termination, or the lump sum value of the maximum benefit accrued by Mr. Karp under any such plan which is in the nature of a defined benefit plan. Mr. Karp would also be given the use (or corresponding value) of a motor vehicle for 24 months following the date of termination. Mr. Karp will have no right to receive further compensation or other benefits if Mr. Karp voluntarily resigns his employment for reasons other than those outlined above.

     John A. Dorman. On December 31, 1998, Bancorporation entered into an employment agreement with John A. Dorman. The agreement has an initial three-year term which expires on December 31, 2001. If there is a "change in control" (as defined below) and Mr. Dorman does not choose to terminate the agreement, the term automatically will be extended for an additional 24 months. The agreement provides for an annualized base salary of $190,000, which base salary was increased from the previous
$176,500 level, effective January 1, 1999, by action of the Board of Directors as contemplated by the agreement. During the term of this Agreement, Mr. Dorman's base salary may not be decreased below $190,000 without the written consent of Mr. Dorman. In addition to base salary, the agreement also provides Mr. Dorman with the use of a motor vehicle and such bonuses, fringe benefits and insurance benefits as are established for executive officers of the Bank.

     Mr. Dorman's employment with Bancorporation is subject to early termination in the event of Mr. Dorman's death or physical or mental disability. If Mr. Dorman's employment is terminated because of his physical or mental disability, he will be entitled to receive one year's base salary, less amounts paid to him under any other disability program or policy maintained by Bancorporation, payable in twelve monthly installments. In addition, Bancorporation will maintain life and health insurance benefits for Mr. Dorman at least equivalent to those he had at the date of termination. If Mr. Dorman's employment is terminated because of his death, Mr. Dorman's beneficiaries, or his estate, will receive a payment equal to three month's base salary.

     Bancorporation may terminate Mr. Dorman's employment at any time with or without cause, with "cause" being defined as the failure by Mr. Dorman to perform his duties under the agreement, willful misconduct by Mr. Dorman which causes material injury to Bancorporation, or conviction of a crime, habitual drunkenness, drug abuse, or excessive absenteeism. If Mr. Dorman's employment is terminated by Bancorporation for reasons other than for cause, Mr. Dorman will be entitled to receive a severance payment equal to the aggregate amount of future base salary he would have received (calculated at the highest rate of base salary and bonus paid within the then immediately preceding two year period) had he continued in the employ of Bancorporation for the remainder of the then existing term of the agreement plus 24 months; provided, however, that the aggregate severance payment shall not exceed an amount equal to the future base salary and bonus payments
Mr. Dorman would have received if he continued in the employ of Bancorporation for 36 months. In addition, Bancorporation will maintain life and health insurance benefits for Mr. Dorman at least equivalent to those he had at the date of termination, and Mr. Dorman's retirement benefits will be supplemented to provide him with a total benefit approximating the benefits he would have received under all qualified retirement plans in which he participates if he had continued in the employ of Bancorporation for at least 60 consecutive months in the absence of early termination (or until his retirement) and been fully vested. Mr. Dorman would also be given the use (or corresponding value) of a motor vehicle for 24 months following the date of termination. Mr. Dorman will have no right to receive further compensation or other benefits if his employment is terminated for cause.

     Mr. Dorman may terminate his employment with Bancorporation and remain entitled to receive specified benefits (i) in the event of default or breach by Bancorporation, (ii) for good reason (as defined), or (iii) after a "change in control". A "change in control" generally is defined to take place when (a) a person or group (other than Bancorporation or Mr. Karp) acquires more than 20% of the combined voting power (whether through stock ownership, proxies or otherwise) of Bancorporation's voting securities or the ability to control the election of a majority of the Board of Directors, (b) the Karp/Lesnik family sells or disposes to non-family members 50% or more of Bancorporation voting securities owned by such family as of the date Mr. Dorman first became employed by Bancorporation, (c) a merger involving Bancorporation or the Bank occurs following which a majority of the voting securities of the surviving corporation is held by persons who were not previously shareholders of Bancorporation, or (d) a sale or transfer of all or substantially all of the assets of Bancorporation or the Bank occurs. If Mr. Dorman terminates the agreement for any of the above reasons, he will be entitled to receive a severance payment equal to the aggregate amount of future base salary and bonus payments he would have received (calculated at the highest rates payable within the then immediately preceding two year period) had he continued in the employ of Bancorporation for the remainder of the then existing term of the agreement plus 24 months; provided, however, that the aggregate severance payment shall not exceed an amount equal to the future base salary and bonus payments Mr. Dorman would have received if he continued in the employ of Bancorporation for 36 months. In addition, Bancorporation will maintain life and health insurance benefits for Mr. Dorman at least equivalent to those he had at the date of termination, and Mr. Dorman's retirement benefits will be supplemented to provide him with a total benefit approximating the benefits he would have received under all qualified retirement plans in which he participates if he had continued in the employ of Bancorporation for at least 60 months in the absence of early termination (or until his retirement) and been fully vested. Mr. Dorman would also be given the use (or corresponding value) of a motor vehicle for 24 months following the date of termination. Mr. Dorman will have no right to receive further compensation or other benefits if Mr. Dorman voluntarily resigns his employment for reasons other than those outlined above.

     Stanley J. Lesnik. On January 1, 1998, Bancorporation entered into a consultant agreement with Stanley J. Lesnik. The agreement has an initial three-year term which expires on December 31, 2000. The agreement is extended automatically for one additional year on each December 31 during the term of the agreement. If there is a "change in control", the term automatically will be extended to a date ending three years from the effective date of such change of control. A "change in control" generally is defined to take place when a merger involving Bancorporation or sale of substantially all of

Bancorporation occurs following which a majority of the voting securities of the surviving or acquiring corporation is held by persons other than those who held a majority of the voting securities of Bancorporation. The agreement provides that Mr. Lesnik is to be compensated for his services as a special consultant at the rate of $110,000 a year. At the Board of Directors meeting on December 17, 1998, the Board voted to increase the amount of compensation provided to Mr. Lesnik for his services under the consultant agreement to $115,000 a year. Mr. Lesnik has agreed that if elected, he would serve as a member of the Board of Directors and of the Executive Committee at no additional compensation. In addition to compensation as a consultant, the agreement also provides Mr. Lesnik with the use of a motor vehicle and such medical and dental insurance benefits as are established for other personnel of Bancorporation and the Bank.

     Mr. Lesnik's agreement with Bancorporation is subject to early termination in the event of Mr. Lesnik's death or physical or mental disability. If the agreement is terminated because of his physical or mental disability, or if Mr. Lesnik shall retire from his position as a consultant, he will be entitled to receive 50% of the compensation that would otherwise be payable to him for the remainder of the term of the agreement, less amounts paid to him under any other disability program or policy maintained by Bancorporation. In addition, Bancorporation will maintain medical insurance benefits for Mr. Lesnik and his wife at least equivalent to those in effect at the date of termination. If Mr. Lesnik retires or becomes disabled following a change in control, in lieu of the 50% of compensation that would otherwise be payable during the remaining term of the agreement, Mr. Lesnik will be entitled to receive 85% of such compensation. If Mr. Lesnik's employment is terminated because of his death, Mr. Lesnik's widow, or his legal representative, will receive the compensation that would otherwise be payable to Mr. Lesnik for a period of 90 days after his death.

     If Mr. Lesnik should fail on a continuing basis to perform consulting services in accordance with the agreement, the Board of Directors may place Mr. Lesnik in retirement and thereafter he shall receive only the compensation that would be payable under the agreement upon his retirement. If Mr. Lesnik engages in competition against the Bank, then Bancorporation will not be required to make any further payments under the agreement.

CHANGE OF CONTROL AGREEMENTS.

     On September 2, 1997, the Bank and Bancorporation entered into change of control agreements with six executive officers, including Messrs. Boyle, Kenny and Perry. The agreements continued in effect through December 31, 1998; provided, however, that commencing on January 1, 1999 and each succeeding January 1 thereafter, the term of the agreements automatically are extended for one additional year, unless the Bank gives notice no later than September 30 of the preceding year that it does not wish to extend the Agreements. To date, the Bank has not given such notice.

     If, within three years after a change in control (as defined below) of the Bank, the Bank terminates the executive's employment other than by reason of the executive's death, disability, retirement, or for cause (as defined) or if the executive terminates his employment for good reason (as defined), the Bank will pay the executive a monthly salary for a period of twelve months at a rate of pay equal to the highest periodic rate of base pay paid to the executive during the twelve-month period immediately prior to the executive's termination. Additionally, the executive's retirement benefits will be supplemented to provide the executive with a total benefit approximating the benefits the executive would have received under all retirement plans in which the executive participates if the executive continued in the employ of the Bank for twelve months following the date of termination (or until retirement, if earlier) and been fully vested.

     A "change in control" generally is defined to take place when (a) a person or group (other than a Karp family member) becomes the beneficial owner, directly or indirectly, of 35% or more of the combined voting power of the Bank's or Bancorporation's outstanding securities, (b) during any period of two consecutive years during the term of the change of control agreement, individuals who were Directors of the Board as of the commencement date for the change of control agreement cease to represent a majority of the Board of Directors, (c) a merger, consolidation or similar transaction involving the Bank or Bancorporation occurs following which at least 33 1/3% of the combined voting power of the voting securities of the surviving corporation is held by persons who were not previously shareholders of the Bank or Bancorporation, or (d) a liquidation, sale or disposition of all or substantially all of the assets of the Bank or Bancorporation occurs.

COMPENSATION PURSUANT TO PLANS

     RETIREMENT PLAN. All regular full-time employees and part-time employees of Bancorporation and the Bank who have attained the age of 20 years and six months and who have worked at least 1,000 hours during a 12-month period are eligible for membership in the Bank's pension plan on the January 1st following the completion of six months' service. The pension plan provides for a specified annual pension payable upon retirement.

     The basis of calculation of benefits under the Plan is the average of the total compensation paid or accrued during the highest ten consecutive calendar years of service prior to the Normal Retirement Date (as defined below). The amount of annual pension pursuant to the plan will be 65% of compensation up to the Covered Compensation (as defined in the plan) plus 87.5% of the excess, prorated for less than 35 years of credited service.

     Normal Retirement Date is the date of the participant's 65th birthday. Early retirement may be taken after the participant reaches 50 years of age provided the participant has five years of vested service.

     The following table illustrates estimated annual benefits payable to a participant upon reaching normal retirement age in 1999 for specified final average compensation and years of benefit service classifications. These plan benefits are in addition to Social Security benefits.

                    Estimated Annual Benefit for Representative
Final Average                    Years of Benefit Service
Compensation       15        20       25         30        35

$ 25,000       $ 6,964   $ 9,286   $11,607   $ 13,929  $ 16,250
  50,000        15,748    20,998    26,247     31,497    36,746
  75,000        25,123    33,498    41,872     50,247    58,621
 100,000        34,498    45,998    57,497     68,997    80,496
 125,000        43,873    58,498    73,122     87,747   102,371
 150,000        53,248    70,998    88,747    106,497   124,246
 160,000        56,998    75,998    94,997    113,997   132,996

     Regulations of the Internal Revenue Service provide that the maximum benefit permitted to be paid under a defined benefit plan in 1999 is $130,000 to participants with ten or more years of participation. The minimum annual pension for a participant shall be the accrued retirement pension under the retirement plan as of December 31, 1988. Benefits under the pension plan are payable in a variety of ways, and in each case benefits are computed by the actuarial method.

     As of January 1, 1999, the estimated credited years of service under the retirement plan for each of the individuals named in the summary compensation table is as follows: Mr. Karp, 17 years; Mr. Dorman, 6 years; Mr. Perry, 24 years; Mr. Kenny, 7 years; and Mr. Boyle, 10 years.

     INCENTIVE COMPENSATION PLANS. The Bank provides short-term and longer-term incentive bonus programs for its officers. Each of the participants in the incentive bonus programs are assigned to one of three bonus tiers, which assignments are made primarily according to job category. Tier one consists of the Chief Executive Officer and the President, tier two consists of seven senior officers of the Bank, and tier three consists of the remaining officers of the Bank (82 officers in 1998). For 1998, $2,005,010 was paid under the Bank's incentive bonus programs. The following information is provided regarding the Bank's incentive bonus programs:

     Management Incentive Plan. The Bank has established a Management Incentive Plan (the "Incentive Plan") providing annual awards to participants for the achievement of corporate, functional area or departmental and individual performance objectives. Threshold, target and maximum levels of awards are established at the beginning of each year, and no awards are paid if the threshold is not met. Each participant's target bonus is expressed as a percentage of his or her base salary, dependent on responsibility and function. The target award is 45% of base salary in the case of the Chief Executive Officer, and ranges from 25% to 37.5% of base salary in the case of the President and senior officers. The target bonus for tier three participants is 6% of base salary. Earned awards may range from 0% to 150% of the target award. All awards are paid in cash, and the participants must be actively employed at the end of the plan year to be eligible to receive an award. For 1998, a total of $908,562 was paid among all participants in the Incentive Plan, including $215,087 to tier one participants, $263,000 to tier two participants and $430,475 to tier three participants. Bonuses paid to executive officers under the Incentive Plan for 1998 are detailed in the Summary Compensation Table under the heading "Executive Compensation" above.

     Long-Term Capital Accumulation Plan. The Bank has established a Long-Term Capital Accumulation Plan (the "Capital Accumulation Plan") providing bonus awards to participants for the achievement of corporate objectives relating to the Bank's growth and profitability. Participation in the Capital
Accumulation Plan is limited to officers in tiers one and two of the Bank's incentive bonus program. Awards under the plan are specified at the beginning of each of three consecutive three-year performance periods and earned at the end of each such period if the performance objectives set by the Plan
Administrators at the beginning of the performance period are achieved. The achievement of performance objectives is measured against increases in shareholder value over each performance period (as indicated by return on equity and the Bank's efficiency ratio). The awards for each performance period that tier one and tier two participants are eligible to receive will be equal to 100% and 70%, respectively, of the participant's base salary in effect at the beginning of the performance period.
Payment of any awards will be made 60% in Bancorporation common stock and 40% in cash. The aggregate number of shares of the Company that may be awarded under the Capital Accumulation Plan is limited to 400,000 shares. The Company has registered 100,000 of these shares on Form S-8 under the Securities Act of 1933 and any applicable state securities laws. The initial performance period commenced January 1, 1996 and concluded December 31, 1998.
The second performance period commenced January 1, 1999 and will conclude December 31, 2001. No awards were paid out under the Capital Accumulation Plan during 1998, although awards of $1,096,448 were paid in January 1999 with respect to the initial performance period. Awards paid to executive officers under the Capital Accumulation Plan in January 1999 for 1998 are detailed in the Summary Compensation Table under the heading "Executive Compensation" above.

     STOCK OPTION PLANS. Bancorporation currently has five stock option plans: (1) the Incentive Stock Option Plan (the "1987 ISO Plan"); (2) the 1993 Broad National Incentive Stock Option Plan (the "1993 ISO Plan"); (3) the 1993 Broad National Directors Non-Statutory Stock Option Plan (the "1993 Directors Plan); (4) the 1996 Broad National Bancorporation Incentive Stock Option Plan (the "1996 ISO Plan"); and (5) the 1996 Broad National Bancorporation Directors Non-Statutory Stock Option Plan (the "1996 Directors Plan).

     The 1987 ISO Plan expired April 16, 1996, although the outstanding options under the Plan remain in effect. Options exercisable with respect to 1,681 shares (subject to adjustment for any change in the capital structure of Bancorporation) that were granted prior to April 16, 1996 remain outstanding and exercisable until their expiration dates. No additional options may be granted under this Plan.

     No options were granted under the 1987 ISO Plan in 1998.
During 1998, 8,441 options were exercised under the 1987 ISO
Plan.

     Under the 1996 ISO Plan and the 1993 ISO Plan, options may be granted for a maximum of 220,500 shares and 254,677 shares, respectively (subject to adjustment for any change in the capital structure of Bancorporation), of Common Stock to employees of Bancorporation or its subsidiaries. Grants of options under both the 1996 ISO Plan and the 1993 ISO Plan may be made only to employees who possess no more than 10% of the combined voting power of all classes of stock of Bancorporation, unless the option exercise price is at least 110% of the stock's market value and the option expires five years from the date of grant. The aggregate fair market value of shares of Common Stock for which an employee may be granted options under the 1996 ISO Plan and the 1993 ISO Plan in any calendar year has no limit.
However, the aggregate fair market value (determined at the time the options are granted) of shares of Common Stock with respect to which incentive stock options are exercisable for the first time by such individual during any calendar year under either ISO Plan (and under any other plan of the employer corporation, its parent or its subsidiaries) cannot exceed $100,000. To the extent such fair market value exceeds $100,000 during any calendar year, amounts in excess of $100,000 are treated as non-qualified stock options.

     The 1996 ISO Plan and the 1993 ISO Plan are administered by a committee of Bancorporation's Board of Directors composed of non-employee directors who advise the Board in matters such as selection of the individuals to whom options shall be granted, determination of the number of shares and share price under each option, and other similar questions of plan administration.

Options are granted to those participants who, in the sole discretion of the committee, have made material contributions in the past, or are expected to make material contributions in the future, to the success of Bancorporation and its subsidiaries. The option exercise period for options granted under the 1996 ISO Plan and the 1993 ISO Plan is established by the committee, and the maximum period during which an option is exercisable is ten years from the date that it is granted. An option may be exercised upon payment in full of the option exercise price in cash or in other shares of Common Stock. The exercise price for purchase of shares under an option granted under the 1996 ISO Plan and the 1993 ISO Plan is determined by the committee, but cannot be less than 100% of the fair market value of the shares on the date the option is granted.

     At the December 17, 1998 meeting of the Board of Directors, the Board approved the grant of options under the 1996 ISO Plan to individuals named in the summary compensation table as follows: Mr. Karp, 15,000 options; Mr. Dorman, 10,000 options; Mr. Perry, Jr., 6,000 options; Mr. Kenny, 6,000 options; and
Mr. Boyle, 6,000 options. No options were granted under the 1993 ISO Plan in 1998. No options were exercised under the 1996 ISO Plan in 1998. During 1998, 27,430 options were exercised under the 1993 ISO Plan.

     Under the 1996 Directors Plan and the 1993 Directors Plan, options may be granted for a maximum of 82,687 shares and 95,504 shares, respectively (subject to adjustment for any change in the capital structure of Bancorporation), of Common Stock to directors of Bancorporation. The 1996 Directors Plan provides for the automatic grants of options to purchase shares of Common
Stock to directors of Bancorporation serving as such on the date of each annual meeting of the Board held following the annual meeting of shareholders. The 1993 Directors Plan provides for the automatic grants of options to purchase shares of Common
Stock to directors of Bancorporation serving as such on the date the 1993 Directors Plan was adopted by the Board of Directors and for directors of Bancorporation serving as such on the date of each annual meeting of the Board held following the annual meeting of shareholders. The number of options granted to each director of Bancorporation serving as such on the date the 1993 Directors Plan was adopted by the Board of Directors was determined on the basis of the respective director's length of service on Bancorporation's Board of Directors in accordance with a schedule provided in the 1993 Directors Plan. Both the 1996 Directors Plan and the 1993 Directors Plan provides for the grant of options to purchase 500 shares of Common Stock to each person serving as a director of Bancorporation on the date of each annual meeting of the Board of Directors held following the annual meeting of Bancorporation's shareholders (regardless of whether such person was also serving as a director of Bancorporation on the date the respective Plan was adopted).
Neither Bancorporation's Board of Directors nor any committee thereof had or will have any discretion under the 1996 Directors Plan or the 1993 Directors Plan to determine the selection of the directors to whom options were granted, the frequency of option grants, the number of shares of Common Stock subject to an option, or the terms and conditions of the options.

     Each option granted under the 1996 Directors Plan and the 1993 Directors Plan will become exercisable upon the later of (i) the expiration of two years from the date on which such option was granted or (ii) the date on which Bancorporation shall have paid a cash dividend with respect to its Common Stock in each of two consecutive calendar years during the term of such option.

     Subject to the conditions and limitations of the 1996 Directors Plan and the 1993 Directors Plan, the period during which each option granted under these Plans may be exercised is ten years from the date on which such option was granted.

     The exercise price at which shares of Common Stock may be purchased under an option granted pursuant to the 1996 Directors Plan and the 1993 Directors Plan cannot be less than 100% of the fair market value of such shares on the date that the option was granted. The fair market value of shares of Common Stock for purposes of the 1996 Directors Plan and the 1993 Directors Plan is determined by a fixed formula established by the Plan.

     Pursuant to the 1993 Directors Plan, Mr. Karp and Mr. Dorman each received 525 (adjusted for the 5% stock dividend declared December 17, 1998) options on April 16, 1998. During 1998, 1,686 options were exercised under the 1993 Directors Plan. Pursuant to the 1996 Directors Plan, Mr. Karp and Mr. Dorman each received 525 (adjusted for the 5% stock dividend declared December 17, 1998) options on April 16, 1998.

     401(K) PLAN. During 1989 the Bank implemented a 401(k) Plan providing several tax-deferred investment opportunities to salaried employees of the Bank. Employees are eligible to enter the plan on the January 1 or July 1 following the date that they have attained age 20 and one-half years and have completed twelve months of service. Employees may contribute from 1% to 15% of their salary, subject to the Internal Revenue Code of 1986, as amended, limits on maximum annual contributions. The Bank will make a "matching" contribution equal to 50% of the employee's 401(k) contribution, subject to a maximum "match" of 4% of the employee's annual pay. Matching contributions are made only for participants who are still employed on December 31st and who completed 1,000 hours of service during the plan year. The employee's contribution is 100% vested and is distributable at death, retirement, or termination of employment. In addition, the plan also provides for early hardship withdrawals and loans.
The Bank's matching contribution is 20% vested after one vesting year (a calendar year during which the employee completes 1,000 hours of service), plus 20% for each additional vesting year, and is 100% vested after five vesting years. Employees are automatically 100% vested if they have attained age 65. Employer matching contributions for all participants for 1998 totaled
$142,800. Employer matching contributions for 1998 for each of the individuals named in the Summary Compensation Table under "Executive Compensation" are as follows: Mr. Karp, $5,000;
Mr. Dorman, $5,000; Mr. Perry, Jr., $4,240; Mr. Kenny, $5,000;
and Mr. Boyle, $2,500.

     DEFERRED COMPENSATION PLAN. During 1996 the Bank implemented a Non-Qualified Deferred Compensation Plan (the "Deferred Compensation Plan") to provide the Bank's board of directors, the Chairman/Chief Executive Officer, the President/Chief Operating Officer and seven senior officers of the Bank with a means to defer receipt of director fees, salary, incentive bonuses, and/or other cash compensation to a future date. A participant may elect in any plan year to defer all or a portion of his/her compensation in one percent (1%) increments, whole one thousand dollar amounts, or an amount over a specified dollar amount. The length of the deferral period will be specified by the participant and is irrevocable. A participant also may elect either (i) to have interest accrued on deferred funds at an interest rate equal to the 90-day treasury bill rate or a similar type of financial instrument, or (ii) to have deferred amounts applied to a Rabbi Trust that will invest such deferred amounts under such investment policy or directive as the Bank, the participant, and the plan trustee of such Rabbi Trust shall approve. At the end of the specified deferral period, the deferred funds will be paid to the participant, his/her estate or beneficiary in the form of cash in ten annual installments, unless a lump sum payment was selected on the original election form. For 1998, the Bank made supplemental contributions of $91,171 for Mr. Karp and $25,517 for Mr. Dorman pursuant to the Deferred Compensation Plan. The Administrators of such Plan determined that such amounts were equal to the amounts that would have been contributed for the benefit of Messrs. Karp and Dorman under the Bank's retirement and 40l(k) plans in the absence of Internal Revenue Code provisions placing a ceiling on the amount of contributions which may be made for the benefit of any one participant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Bank's Board of Directors (the "Committee") and the Board of Directors of the Bank together have general responsibility for the establishment, direction and administration of all aspects of the compensation policies and programs for Bancorporation's and the Bank's executive officers. Under an agreement between Bancorporation and the Bank, all employees of Bancorporation and of the Bank, including persons who are employees of both Bancorporation and the Bank, are compensated as such by the Bank. Bancorporation's executive compensation program is therefore synonymous with that of the Bank. The Bank's executive compensation program, insofar as it pertains to the Chairman of the Board and Chief Executive Officer (the "Chief Executive Officer") and the President and Chief Operating Officer (the "President"), is administered by the Committee. During 1998, the Committee was composed of three independent outside directors (namely, Mr. Schwartz, the Chairman, Mr. Cruz and Mr. Lazarus), none of whom is an officer or employee of Bancorporation or the Bank. All decisions by the Committee relating to the compensation of the Chief Executive Officer and President are reviewed by, and subject to the approval of, the full Board of Directors of the Bank. The Bank's executive compensation program, insofar as it pertains to executive officers other than the Chief Executive Officer and the President, is administered by the Chief Executive Officer and the President. All decisions by the Chief Executive Officer and the President relating to the compensation of the Bank's executive officers are reviewed by, and subject to the approval of, the full Board of Directors of the Bank. Among the members of the Bank's Board of Directors, Messrs. Karp and Dorman are officers and employees of the Company and the Bank, and Mr. Lesnik formerly served as Chairman of the Board of the Company. Mr.
Karp, the Chief Executive Officer, and certain other executive officers of the Bancorporation and the Bank, may attend meetings of the Committee and of the Bank's Board of Directors, but are not present during discussions or deliberations regarding their own compensation.

     None of the members of the Bank's Compensation Committee were an officer or employee of the Company or any of its subsidiaries during 1998, and none were formerly an officer of the Company or any of its subsidiaries. Messrs. Cruz, Lazarus and Schwartz, and certain corporations and firms in which such persons have interests, have obtained loans from the Bank. Each of such loans are believed to have been made to such persons, corporations or firms in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

            OWNERSHIP OF BANCORPORATION CAPITAL STOCK

     The following table sets forth certain information, as of February 15, 1999, relating to the beneficial ownership of Bancorporation's Common Stock by each person known to the Board of Directors to own beneficially 5% or more of Bancorporation's stock, by each director of Bancorporation, by each officer named in the Summary Compensation Table under "Executive Compensation and Other Information -- Executive Compensation" and by all directors and officers of Bancorporation as a group. All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more shareholders, as the case may be. Except as otherwise indicated, each beneficial owner listed has sole voting and investment power with respect to the shares of Common Stock reported.

                         AMOUNT AND NATURE OF         PERCENTAGE OF
     NAME              BENEFICIAL OWNERSHIP/1/    SHARES OUTSTANDING(1/

Harriet M. Alpert /2/                542,447           10.9
  360 East 72nd Street
  New York, New York

James Boyle /3/                       18,693           *

Licinio Cruz /4//5/                   25,114           *

John A. Dorman /4//6/                 83,418           1.7

Arthur Fischman /4//7/                26,508           *

John J. Iannuzzi /4//8/               16,483           *

Donald M. Karp /4//9/              1,202,948           24.0
  18 Shawnee Road
  Short Hills, New Jersey

Peter Kenny /10/                      22,601                *

James J. Lazarus /4//11/              28,027           *

Edward J. Lenihan /4//12/             29,836           *

Stanley J. Lesnik /4//13/             33,264           *

Catherine McFarland /4//14/            5,607           *

Louis J. Owen /4//15/                 18,486           *

Fred Perry, Jr. /16/                  27,761           *

A. Harold Schwartz /4//17/            60,724            1.2

Hubert Williams /4//18/               26,451           *

All directors and officers
  as a group (18 persons)/19/      1,663,668           32.4

___________

*    Less than one percent

/1/ Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage ownership calculations are based on 4,985,728 shares of Common Stock outstanding.

/2/ Includes 537,688 shares of Common Stock as to which Ms. Alpert has shared voting and investment power with Donald M. Karp; and 4,759 shares of Common Stock beneficially owned by Ms. Alpert's husband and as to which Ms. Alpert has power of attorney.

/3/  Treasurer of Bancorporation and Senior Vice President of the
     Bank. Includes 15,787 shares of Common Stock subject to immediately exercisable options.

/4/  Director of Bancorporation and of Bank.

/5/ Includes 13,362 shares of Common Stock held by Mr. Cruz individually; and 11,752 shares of Common Stock held by him as custodian for his children.

/6/ Includes 32,678 shares of Common Stock subject to an immediately exercisable option, 8,101 shares of Common Stock held by Mr. Dorman jointly with his wife and as to which he has shared voting and investment power; 26,281 shares of Common Stock held by Mr. Dorman individually; and 16,358 shares of Common Stock owned by Mr. Dorman's wife.

/7/ Includes 5,216 shares of Common Stock subject to an immediately exercisable option; 18,713 shares of Common Stock held by Mr. Fischman individually; and 2,579 shares of Common Stock beneficially owned by Mr. Fischman's wife and as to which Mr. Fischman disclaims beneficial ownership.

/8/ Includes 5,669 shares of Common Stock subject to an immediately exercisable option; 3,735 shares of Common Stock held by Mr. Iannuzzi jointly with his wife and as to which Mr. Iannuzzi has shared voting and investment power; 4,149 shares of Common Stock held by Mr. Iannuzzi individually; 182 shares of Common Stock held by him as trustee of a trust for the benefit of his grandsons; and 2,748 shares of Common Stock held by Mr. Iannuzzi's wife.

/9/ Includes 25,784 shares of Common Stock subject to immediately exercisable options. Also includes 309,312 shares of Common Stock held by Mr. Karp individually; 52,949 shares of Common Stock held by Mr. Karp for the benefit of his children, and 3,158 shares of Common Stock held by Mr. Karp as agent for Harriet M. Alpert. The number of shares reported for Mr. Karp also includes 534,530 shares of Common Stock held by Ms. Alpert, as to which Mr. Karp shares voting and investment power and 52,538 shares of Common
     Stock held by Mr. Karp's wife as Trustee, as to which Mr. Karp shares voting and investment power. The number of shares reported for Mr. Karp includes 127,679 shares of Common Stock owned by Mr. Karp's wife, and 96,998 shares of common stock held by Mr. Karp's wife as Trustee for Mr. Karp's children, as to which Mr. Karp disclaims beneficial ownership.

/10/ Senior Vice President of the Bank. Includes 13,635 shares of Common Stock subject to an immediately exercisable option, 7,457 shares of Common Stock held by Mr. Kenny individually; and 126 shares of Common Stock held by Mr. Kenny jointly with his minor son and as to which he has shared voting and investment power. Also includes 1,155 shares of Common Stock held Mr. Kenny's wife and 228 shares of Common Stock held by Mr. Kenny's wife jointly with his two minor children, as to which 1,383 shares of Common Stock Mr. Kenny disclaims beneficial ownership.

/11/ Represents 20,082 shares of Common Stock.

/12/ Includes 8,216 shares of Common Stock subject to an immediately exercisable option.

/13/ Includes 8,439 shares of Common Stock subject to an immediately exercisable option; 20,347 shares of Common
     Stock held individually by Mr. Lesnik; and 4,478 shares of Common Stock beneficially owned by Mr. Lesnik's wife, as to which Mr. Lesnik disclaims beneficial ownership.

/14/ Includes 1,213 shares of Common Stock subject to an immediately exercisable option; 3,182 shares of Common Stock held by Ms. McFarland individually; and 1,212 shares of Common Stock held by Ms. McFarland's husband.

/15/ Mr. Owen has sole voting and investment power with respect to 12,844 shares of Common Stock held by him individually and shared voting and investment power with respect to 5,642 shares of Common Stock held jointly with his wife.

/16/ Senior Vice President of the Bank. Shares beneficially owned by Mr. Perry, Jr. include 9,225 shares of Common Stock subject to an immediately exercisable option and 18,536 shares of Common Stock held by Mr. Perry, Jr. jointly with his wife and as to which he has shared voting and investment power.

/17/ Represents 60,724 shares of Common Stock.

/18/ Includes 5,669 shares of Common Stock subject to an immediately exercisable option; 6,874 shares of Common Stock held by Mr. Williams individually; 693 shares of Common
     Stock held by him jointly with his wife and as to which he has shared voting and investment power; 1,507 shares of Common Stock held by him as trustee for the benefit of his son; 8,237 shares of Common Stock held by Mr. Williams jointly with his brother and as to which he has shared voting and investment power; and 3,471 shares of Common Stock held by Mr. Williams' wife.

/19/ Includes 148,922 shares of Common Stock subject to immediately exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions With Management and Others" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

     (a)  Exhibits and Financial Statement Schedules:

          1. The following consolidated financial statements of the Registrant and subsidiaries and report of the Registrant's independent auditors included in Item 8 to this report:

          Independent Auditors' Report as of December 31,
     1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Condition as of December 31, 1998 and 1997.

          Consolidated Statements of Income for each of the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Changes in
     Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows for each of the years ended December 31, 1998, 1997 and 1996.

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

10.18     Employment Agreement between Donald M. Karp and the
          Registrant dated December 31, 1998.*

10.19     Employment Agreement among John A. Dorman, Broad
          National Bank and the Registrant, dated December 31,
          1998.*

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

10.30 Broad National Bank Long-Term Capital Accumulation Plan for certain employees adopted on October 19, 1995 (filed as Exhibit 10.30 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.31 Broad National Bank Deferred Compensation Plan for certain employees and directors adopted on October 19, 1995 (filed as Exhibit 10.31 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.32 Broad National Bank Management Incentive Plan for certain employees adopted on October 19, 1995 (filed as Exhibit 10.32 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.33     Form of Change of Control Agreement and Schedule of
          Parties Thereto (filed as Exhibit 10.33 to the
          Registrant's Form 10-K Report for the fiscal year ended
          December 31, 1997 and incorporated herein by reference).*

10.34     Junior Subordinated Indenture, dated as of June 30,
          1997, between Broad National Bancorporation and Bankers
          Trust Company (filed as Exhibit 10.34 to the
          Registrant's Form 10-K Report for the fiscal year ended
          December 31, 1997 and incorporated herein by reference).

10.35 9.50% Junior Subordinated Debenture, dated as of June 30, 1997, made and given by Broad National Bancorporation to and for the benefit of BNB Capital Trust (filed as Exhibit 10.35 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.36     Trust Agreement, dated as of June 9, 1997, between
          Broad National Bancorporation and Bankers Trust
          (Delaware) (filed as Exhibit 10.36 to the Registrant's
          Form 10-K Report for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.37 Amended and Restated Trust Agreement, dated as of June 30, 1997, among Broad National Bancorporation, Bankers Trust Company and Bankers Trust (Delaware) (filed as
          Exhibit 10.37 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.38 Form of Certificate Evidencing Preferred Securities issued by BNB Capital Trust (filed as Exhibit 10.38 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.39 Guarantee Agreement, dated as of June 30, 1997, between Broad National Bancorporation, as Guarantor, and Bankers Trust Company, as Trustee (filed as Exhibit
          10.39 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.40 Agreement and Plan of Merger, dated as of February 1, 1999, between Independence Community Bank Corp. and Broad National Bancorporation (filed on February 8, 1999 with the Registrant's Current Report on Form 8-K as Exhibit 2.1 and incorporated herein by reference).

11        Statement re Computation of Net Income Per Share.

22        List of Subsidiaries (filed with Amendment No. 3 to the
          Registrant's Registration Statement No. 33-53658 as
          Exhibit 22 and incorporated herein by reference).

24        Consent of KPMG LLP with regard to Bancorporation's
          Registration Statement on Form S-8 (Reg. No. 33-28183).

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

Dated: March 18, 1999

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature and Title                          Date


/s/ Donald M. Karp                                March 18, 1999
Donald M. Karp, Director, Chairman
   of the Board and Chief Executive
   Officer (Principal Executive
   Officer)


/s/ John A. Dorman                                March 18, 1999
John A. Dorman, Director,
   President and Chief Operating
   Officer


/s/ James Boyle                                   March 18, 1999
James Boyle, Treasurer and
   Comptroller(Principal Financial
   and Accounting Officer)


/s/ Licinio Cruz                                  March 18, 1999
Licinio Cruz, Director

/s/ Arthur Fischman                               March 18, 1999
Arthur Fischman, Director


/s/ John J. Iannuzzi                              March 18, 1999
John J. Iannuzzi, Director


/s/ James J. Lazarus                              March 18, 1999
James J. Lazarus, Director


                                                  March __, 1999
Edward J. Lenihan, Director


/s/ Stanley J. Lesnik                             March 18, 1999
Stanley J. Lesnik, Director


/s/ Louis J. Owen                                 March 18, 1999
Louis J. Owen, Director



/s/ Catherine McFarland                           March 18, 1999
Catherine McFarland, Director


/s/ A. Harold Schwartz                            March 18, 1999
A. Harold Schwartz, Director


/s/ Hubert Williams                               March 18, 1999
Hubert Williams, Director

                          EXHIBIT INDEX

Exhibit No.                Description                   Page No.

3.1       Restated Certificate of Incorporation             **
          of the Registrant as amended through and including June 29, 1995 (filed September
          18, 1997 as Exhibit 4.2 to the Registrant's
          Registration Statement under cover of
          Form 8-A/A (No. 0-16637)and incorporated herein by reference).

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

10.3      Lease between O. Navigador Bar, Inc. and          **
          Broad National Bank (filed as Exhibit 10(c) to Amendment No. 1 to Registration Statement
          No. 2-78220 and incorporated herein by
          reference).

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

10.6      Lease between Euro Associates and Broad           **
          National Bank acknowledged by the parties on December 12, 1985 and December 10, 1985
          (filed with Amendment No. 2 to the Registrant's
          Registration Statement No. 33-53658 as
          Exhibit 10.6 and incorporated herein by
          reference).

10.7      Workletter Agreement between Euro Associates      **
          and Broad National Bank (filed with Amendment
          No. 2 to the Registrant's Registration
          Statement No. 33-53658 as Exhibit 10.7 and incorporated herein by reference).

10.8      Lease between 1000 South Elmora Associates        **
          and Broad National Bank dated May 18, 1986
          (filed with Amendment No. 2 to the Registrant's
          Registration Statement No. 33-53658 as
          Exhibit 10.8 and incorporated herein by
          reference).

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

10.12     Lease between Broad National Realty               **
          Corporation and Broad National Bank dated
          May 1, 1990 (filed as Exhibit 10(n) to the
          Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated by reference herein).

10.12.1   Rider to Lease Agreement between Broad            **
          National Realty and Broad National Bank
          dated December 21, 1993 (filed as Exhibit
          10.13.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.13     Broad National Bank Employees' Retirement         **
          Plan (filed as Exhibit 10(g) to Registration
          Statement No. 2-78220 and as Exhibit 10(f) to Amendment No. 1 to Registration Statement
          No. 2-78220 and incorporated herein by
          reference ).*

10.14     Form of Amendment to Sections 2.1 and 3.1(c)      **
          of the Broad National Bank Employees'
          Retirement Plan (filed as Exhibit 10(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated by reference herein).*

10.15     Description of Bonus Plan for Designated          **
          Officers and Employees (appears on page 10 of the Registrant's definitive proxy statement for its 1991 Annual Meeting of Shareholders and is incorporated herein by reference).*

10.16     Incentive Stock Option Plan for certain           **
          employees adopted on March 26, 1987, and amended April 27, 1989 (filed as Exhibit
          10.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein).*

10.17     Non-Statutory Stock Option Plan for               **
          directors adopted on March 26, 1987 (filed with Amendment No. 2 to the Registrant's
          Registration Statement No. 33-53658 as
          Exhibit 10.19 and incorporated herein by reference).*

10.18     Employment Agreement between Donald M. Karp       __
          and the Registrant dated December 31, 1998.*

10.19     Employment Agreement among John A. Dorman         __
          Broad National Bank and the Registrant,
          dated December 31, 1998.*

10.20     Consultant Agreement between Stanley J. Lesnik    __
          and the Registrant dated January 1, 1998.*

10.21     Lease between Broad National Bank,                **
          landlord, and Newtrend, L.P., tenant,
          dated August 10, 1993 (filed as Exhibit
          10.22 to the Registrant's Form 10-K for
          the fiscal year ended December 31, 1993
          and incorporated herein by reference).

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

10.24     1993 Broad National Incentive Stock Option        **
          Plan for certain employees adopted on
          September 19, 1994 (filed as Exhibit 10.24 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10.25     1993 Broad National Directors Non-Statutory       **
          Stock Option Plan for directors adopted on September 19,1994 (filed as Exhibit 10.25 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1994 and incorporated herein by reference).*

10.26     Lease between Lucky Realty LLC and Broad          **
          National Bank (filed as Exhibit 10.26 to the
          Registrant's Form 10-K Report for the fiscal year ended December 31, 1995 and incorporated herein by reference).

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

10.31     Broad National Bank Deferred Compensation         **
          Plan for certain employees and directors adopted on October 19, 1995 (filed as Exhibit
          10.31 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.32     Broad National Bank Management Incentive Plan     **
          for certain employees adopted on October 19, 1995 (filed as Exhibit 10.32 to the
          Registrant's Form 10-K Report for the fiscal year ended December 31, 1996 and incorporated herein by reference).*

10.33     Form of Change of Control Agreement and           **
          Schedule of Parties Thereto (filed as Exhibit
          10.33 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997 and incorporated herein by reference).*

10.34     Junior Subordinated Indenture, dated as           **
          of June 30, 1997, between Broad National
          Bancorporation and Bankers Trust Company
          (filed as Exhibit 10.34 to the Registrant's
          Form 10-K Report for the fiscal year ended
          December 31, 1997 and incorporated herein by reference).

10.35     9.50% Junior Subordinated Debenture, dated        **
          as of June 30, 1997, made and given by Broad
          National Bancorporation to and for the benefit of BNB Capital Trust (filed as Exhibit 10.35 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.36     Trust Agreement, dated as of June 9, 1997,        **
          between Broad National Bancorporation and
          Bankers Trust (Delaware) (filed as Exhibit 10.36 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.37     Amended and Restated Trust Agreement, dated       **
          as of June 30, 1997, among Broad National
          Bancorporation, Bankers Trust Company and Bankers Trust (Delaware) (filed as Exhibit 10.37 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.38     Form of Certificate Evidencing Preferred          **
          Securities issued by BNB Capital Trust (filed as
          Exhibit 10.38 to the Registrant's Form 10-K Report for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.39     Guarantee Agreement, dated as of June 30,         **
          1997, between Broad National Bancorporation, as Guarantor, and Bankers Trust Company, as
          Trustee (filed as Exhibit 10.39 to the
          Registrant's Form 10-K Report for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.40     Agreement and Plan of Merger, dated as of         **
          February 1, 1999, between Independence Community
          Bank Corp. and Broad National Bancorporation
          (filed on February 8, 1999 with the Registrant's
          Current Report on Form 8-K as Exhibit 2.1 and incorporated herein by reference).

11        Statement re Computation of Net Income
          Per Share.     __

22        List of Subsidiaries (filed with Amendment        **
          No. 3 to the Registrant's Registration
          Statement No. 33-53658 as Exhibit 22 and incorporated herein by reference).

24        Consent of KPMG LLP with regard to                __
          Bancorporation's Registration Statement on
          Form S-8 (Reg. No. 33-28183).

27        Financial Data Schedule.                          __

__________________________

* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

**   Incorporated by reference from previous filings.