Form 10-Q
period 1999-03-31
BROAD NATIONAL BANCORPORATION
filed 1999-05-14
CIK 703800

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended March 31, 1999          Commission File Number 0-16637



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


                      YES  X      NO______
                         ------

Number of shares outstanding of Broad National Bancorporation class of Common Stock, as of April 30, 1999:

                   Common Stock, $1.00 par value - 4,985,728

                         BROAD NATIONAL BANCORPORATION

                   Index to Form 10-Q Financial Information
                   For the Three Months Ended March 31, 1999
                 --------------------------------------------


                                                                      PAGE
                                                                      ----

PART 1 - FINANCIAL INFORMATION                                           3
------------------------------

Item 1 . Financial Statements

Consolidated Statements of Condition
 as of March 31, 1999 and December 31, 1998                              4

Consolidated Statements of Income for the
 Three Month Periods Ended March 31, 1999 and 1998                       5

Consolidated Statements of Cash Flows for the Three
 Month Periods Ended March 31, 1999 and 1998                             7

Notes to Consolidated Financial Statements                               8

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10

Item 3. Quantitative and Qualitative Disclosures About Market Risk      21

PART 2 - OTHER INFORMATION                                              23
--------------------------

Items 1 to 5                           Not Applicable or Negative

Item 6                                                                  23

Signatures                                                              24

Exhibit 1  - Computation of Net Income per Common Share                 25

Exhibit 2  - Independent Auditor's Review Report of Interim
             Financial Information                                      26


                         BROAD NATIONAL BANCORPORATION



PART 1 - FINANCIAL INFORMATION

The following consolidated financial statements of Broad National Bancorporation as of March 31, 1999 and December 31, 1998 as well as the three month periods ended March 31, 1999 and 1998 have been prepared by Broad National Bancorporation without audit, and reflect all normal, recurring adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further clarification and understanding, these interim statements should be read in conjunction with the annual report on Form 10-K of Broad National Bancorporation for the year ended December 31, 1998.

The results of operations for the periods presented are not necessarily an indication of the results which can be expected for 1999.

The registrant's independent public accountants, KPMG LLP, have performed a limited review of these interim statements in accordance with the standards for such reviews promulgated by the American Institute of Certified Public Accountants. See page 26 for their report on this limited review.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (IN THOUSANDS)

                                                                                            MARCH 31,          DECEMBER 31,
                                                                                               1999               1998
                                                                                           -----------        ------------
                                                                                           (Unaudited)
ASSETS
------
CASH AND DUE FROM BANKS                                                                      $ 21,507           $ 45,793
FEDERAL FUNDS SOLD                                                                              8,135                  0
                                                                                             --------           --------
   CASH AND CASH EQUIVALENTS                                                                   29,642             45,793
SECURITIES HELD-TO-MATURITY
 (aggregate market value $27,904 and $33,083, respectively)                                    27,757             32,949
SECURITIES AVAILABLE-FOR-SALE                                                                 238,149            231,828
LOANS, Net of deferred loan fees                                                              366,069            360,142
  LESS - Allowance for possible loan losses                                                     8,592              8,246
------------------------------------------------------------------------------------------------------------------------
      NET LOANS                                                                               357,477            351,896
------------------------------------------------------------------------------------------------------------------------
PREMISES AND EQUIPMENT, net                                                                     9,877              9,862
ACCRUED INTEREST RECEIVABLE                                                                     4,477              4,227
OTHER ASSETS                                                                                    8,949              8,238
------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                           $676,328           $684,793
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
DEPOSITS
 Non-interest bearing demand                                                                 $118,493           $114,266
 Savings, money market and interest bearing demand                                            241,925            252,973
 Time deposits less than $100,000                                                             114,981            112,945
 Time deposits of $100,000 or more                                                            101,320             94,880
------------------------------------------------------------------------------------------------------------------------
      TOTAL  DEPOSITS                                                                         576,719            575,064
SHORT-TERM BORROWING                                                                           29,646             40,651
COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED                            11,500             11,500
 SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
 DEBENTURES OF BANCORPORATION
ACCRUED TAXES, INTEREST AND OTHER LIABILITIES                                                  12,641             12,889
------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                       630,506            640,104
------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
 Common stock, $1 par value, authorized 10,000,000 shares; issued 5,282,228                     5,282              5,213
     shares at 3/31/99 and 5,212,519 shares at 12/31/98
 Capital surplus                                                                               36,196             35,131
 Retained earnings                                                                              9,769              8,717
 Common Stock in treasury at cost; 296,500 shares at 3/31/99 and  12/31/98                     (5,089)            (5,089)
 Accumulated other comprehensive  (loss) income                                                  (336)               717
------------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                               45,822             44,689
------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $676,328           $684,793
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                3 MONTH PERIOD ENDED
                                                                                --------------------
                                                                                      MARCH 31
                                                                                 1999          1998
                                                                                     (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                                                  $ 7,507          $ 7,188
  Interest on securities held - to - maturity
  Taxable                                                                         416              930
  Tax exempt                                                                        8               17
  Interest on securities available - for -sale                                  3,584            2,335
  Interest on federal funds sold                                                  201              508
------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                       11,716           10,978
------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on savings, money market  & interest
     bearing demand deposits                                                    1,157            1,130
  Interest on time certificates of
     deposit of $100,000 or more                                                1,278            1,419
  Interest on other time deposits                                               1,468            1,337
  Interest on short-term borrowings                                               494              192
  Interest on long-term debt                                                        0              123
  Interest on 9.5% Cumulative Trust Preferred Securities                          273              273
------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                       4,670            4,474
------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                             7,046            6,504
------------------------------------------------------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES                                                120              300
------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                                                          6,926            6,204
------------------------------------------------------------------------------------------------------
NON-INTEREST  INCOME
  Service charges on deposit accounts                                           1,458            1,438
  Other income                                                                    383              331
  Gain on sale of securities available-for-sale                                     0               90
------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST  INCOME                                                   1,841            1,859
------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
  Salaries and wages                                                            2,405            2,395
  Employee benefits                                                               630              557
  Occupancy expense                                                               600              493
  Furniture and equipment expense                                                 419              320
  Data processing fees                                                            245              241
  Legal fees                                                                      160              165
  Professional fees                                                               218              174
  Postage, delivery and communication                                             222              179
  FDIC and OCC assessments                                                         53               48
  Other real estate expense                                                        18               20
  Other expenses                                                                1,044              616
------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST  EXPENSES                                                 6,014            5,208
------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)



                                                                3 MONTH PERIOD ENDED
                                                                --------------------
                                                                     MARCH 31
                                                                 1999          1998
                                                                    (UNAUDITED)
INCOME BEFORE INCOME TAXES                                      2,753          2,855
PROVISION FOR INCOME TAXES                                      1,103          1,050
----------------------------------------------------------------------------------------------
NET INCOME                                                      1,650          1,805
----------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING /1/
BASIC                                                       4,961,915      4,943,309    (1)
DILUTED                                                     5,177,617      5,164,651    (1)
----------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE /1/
----------------------------------------------------------------------------------------------


BASIC                                                      $     0.33     $     0.37    (1)

DILUTED                                                    $     0.32     $     0.35    (1)


See accompanying notes to consolidated financial statements.






_____________________
/1/ 1998 share and per share amounts have been restated to reflect the effect of the 5% stock dividend declared December 17, 1998.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                            THREE MONTH PERIOD ENDED MARCH 31
                                                                                                  1999            1998
                                                                                                  ----            ----
                                                                                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                          $  1,650   $  1,805
Adjustments to reconcile net income to net cash
provided by (used in ) operating activities:
  Depreciation and amortization                                                                          368        315
  Amortization of securities premium, net                                                                251        197
  Amortization of deferred points and fees
   and deferral of loan origination costs                                                                (84)       (57)
  Provision for possible loan losses                                                                     120        300
  Deferred tax benefit                                                                                  (307)      (395)
  Decrease in accrued taxes
     interest, and other liabilities                                                                    (248)      (269)
  Gain on sale of securities available-for-sale                                                            0        (90)
  Gain on sale of other real estate owned                                                                  0        (18)
  Increase in accrued interest receivable                                                               (250)      (132)
  Other assets, net                                                                                      276        441
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                           $  1,776   $  2,097
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of other real estate owned                                                   $      0   $    346
Net increase in loan balances                                                                         (5,731)    (1,450)
Proceeds from the sale of loans                                                                            0        182
Proceeds from maturities of securities held-to-maturity                                                5,909     10,839
Purchase of securities held-to-maturity                                                                 (759)      (479)
Proceeds from maturities of securities available-for-sale                                             15,771     11,159
Proceeds from the sale of securities available-for-sale                                                    0     12,590
Purchase of securities available-for-sale                                                            (23,916)   (40,059)
Capital expenditures                                                                                    (383)      (119)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                               $ (9,109)  $ (6,991)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in certificates of deposit                                                             $  8,476   $ 16,194
Net decrease in demand deposit, savings, money market
  and interest bearing demand accounts                                                                (6,821)   (12,436)
Net (decrease) increase in short-term borrowings                                                     (11,005)       300
Dividends paid                                                                                          (602)      (518)
Decrease in long-term debt                                                                                 0     (3,000)
Issuance of Common Stock                                                                               1,134          0
Purchase of Treasury Stock                                                                                 0        (21)
-----------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                                 $ (8,818)  $    519
-----------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           $(16,151)  $ (4,375)
CASH AND CASH EQUIVALENTS, beginning of period                                                        45,793     59,233
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                                            $ 29,642   $ 54,858
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for
Interest                                                                                            $  4,515   $  4,365
Taxes                                                                                               $      0   $     40
-----------------------------------------------------------------------------------------------------------------------
   See accompanying notes to consolidated financial statements.

                 BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)


(1)  Agreement and Plan of Merger -

     On February 1, 1999 the Company entered into a definitive agreement with Independence Community Bank Corp. ("Independence") of Brooklyn , N.Y. pursuant to which Independence will acquire the Company. Upon completion of the acquisition, the Company's wholly owned banking subsidiary, Broad National Bank, will merge into Independence Community Bank, Independence's wholly owned subsidiary. The transaction, which is subject to regulatory and shareholder approvals, is expected to be completed in the third quarter of 1999.

(2)  Principles of consolidation -

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

(3)  Net income per share -

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (e. g. stock options).

     Below is a reconciliation of the weighted average common stock outstanding for both the basic and diluted earnings per share:



                                          March 31, 1999  March 31, 1998
                                          --------------  --------------


     Weighted average common shares
          outstanding - Basic                  4,961,915       4,943,309
     Effect of dilutive securities
          Stock options                          199,541         221,342
          Contingently issuable shares            16,161               -
                                               ---------       ---------
     Weighted average common shares
          Outstanding - Diluted                5,177,617       5,164,651

     Share and per share amounts for 1998 have been restated to reflect the 5% stock dividend declared in December 1998.

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

(5)  Comprehensive Income -

     For the three month period ended March 31, 1999 and 1998, the Company recorded comprehensive income of $597,000 and $1,583,000, respectively, consisting of net income of $1,650,000 and other comprehensive losses of $1,053,000 for the three month period ended March 31, 1999, and net income of $1,805,000 and other comprehensive losses of $222,000 for the three month period ended March 31, 1998. In each instance, the comprehensive losses represent unrealized holding losses on securities available for sale, net of tax.


(6)  Reclassification -

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 1999 presentation.

               BROAD NATIONAL BANCORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999
---------------------------------



                                    SUMMARY
                                    -------

The Company reported net income of $1,650,000 or $0.32 per diluted common share for the first quarter of 1999 compared to net income of $1,805,000 or $0.35 per diluted common share for the first quarter of 1998. Basic per share earnings were $0.33 for the first quarter of 1999 and $0.37 for the first quarter of 1998.

Per share data for the first quarter of 1998 has been restated to reflect the effect of a 5% stock dividend declared December 17, 1998.

As compared to December 31, 1998, total assets decreased $8.5 million or 1.2% to $676.3 million at March 31, 1999; loans, net of deferred fees, increased $5.9 million or 1.6% to $366.1 million; deposits increased $1.7 million or .3% to $576.7 million; and shareholders' equity increased $1.1 million or 2.5% to $45.8 million.

The Company's annualized return on average assets and annualized return on average shareholders' equity were .98% and 14.68%, respectively, for the first three months of 1999, compared to annualized returns of 1.21% and 18.42%, respectively, for the comparable 1998 period.

On February 1, 1999 the Company entered into a definitive agreement with Independence Community Bank Corp. ("Independence") of Brooklyn, N. Y. pursuant to which Independence will acquire the Company. Upon completion of the acquisition, the Company's wholly owned banking subsidiary, Broad National Bank, will merge into Independence Community Bank, Independence's wholly owned subsidiary. The transaction, which is subject to regulatory and shareholder approvals, is expected to be completed in the third quarter of 1999.

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

(3)  Annualized

                              NET INTEREST INCOME
                          Three Months Ended March 31
                             (Dollars in Thousands)


                                                                      1999                                  1998
                                                                      ----                                  ----

                                                        Average      Interest  Average          Average   Interest  Average
                                                        Balance      and Fees  Rate (3)         Balance   and Fees  Rate (3)
                                                        -------      --------  --------         --------  --------  --------
ASSETS
Federal Funds Sold                                         $ 17,411   $   201     4.62%         $ 36,011   $   508     5.64%
                                                           --------   -------                   --------   -------
Investment Securities (1)
   Securities held - to - maturity                           29,265       428     5.85%           61,557       958     6.23%
   Securities available - for - sale                        235,634     3,584     6.08%          148,501     2,335     6.29%
                                                           --------   -------                   --------   -------
Total Investment Securities                                 264,899     4,012     6.06%    (1)   210,058     3,293     6.27%    (1)
                                                           --------   -------                   --------   -------

Loans
  Mortgage                                                  208,553     4,314     8.27%          187,802     4,200     8.95%
  Installment                                                68,254     1,335     7.93%           46,000     1,005     8.86%
  Commercial                                                 85,507     1,858     8.81%           88,937     1,983     9.04%
                                                           --------   -------                   --------   -------

Total Loans                                                 362,314     7,507     8.40%          322,739     7,188     9.03%
                                                           --------   -------                   --------   -------

Total interest earning assets                               644,624   $11,720     7.37%    (2)   568,808   $10,989     7.84%    (2)
                                                           --------   -------                   --------   -------

Less - Allowance for possible loan losses                     8,451                                6,772
All other assets                                             43,620                               41,332
                                                           --------                             --------

Total Assets                                               $679,793                             $603,368
                                                           --------                             --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Interest Bearing Deposits
   Savings, money market  and interest bearing
    demand deposits                                        $238,107   $ 1,157     1.97%         $217,362   $ 1,130     2.11%
    Time Deposits
         Under $100,000                                     118,497     1,468     5.02%          103,925     1,337     5.22%
         Over $100,000                                      104,743     1,278     4.95%          100,762     1,419     5.71%
                                                           --------   -------                   --------   -------

Total interest bearing deposits                             461,347     3,903     3.43%          422,049     3,886     3.73%
                                                           --------   -------                   --------   -------

Short term borrowings                                        36,565       494     5.40%           13,024       192     5.90%
Long term debt                                                    -         -        -             7,937       123     6.20%
9.5% Cumulative Trust Preferred Securities                   11,500       273     9.50%           11,500       273     9.50%
                                                           --------   -------                   --------   -------
Total Interest Bearing Liabilities                          509,412   $ 4,670     3.72%          454,510   $4,,474     3.94%
                                                           --------   -------                   --------   -------

Other liabilities                                            10,945                                9,998
Demand deposits                                             113,847                               99,107
Shareholders' equity                                         45,589                               39,753
                                                           --------                             --------

Total liabilities and shareholders' equity                 $679,793                             $603,368
                                                           --------                             --------

NET INTEREST INCOME; NET INTEREST SPREAD                                        $7,050   3.65%                       $6,515   3.90%
NET INTEREST MARGIN                                                               4.44%    (2)                         4.65%    (2)

Rate/Volume Analysis Of Net Interest Income
-------------------------------------------

The effect of changes in average balance and rate from the corresponding prior period on interest income, interest expense and net interest income for the three months ended March 31, 1999 is set forth below. The effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance for the earlier period to the change in average rate for the later period, as compared with the earlier period. The variances attributable to simultaneous balance and rate changes have been allocated in proportion to the relationship of the dollar amount of change in each category.



                                                        Increase (Decrease) Due to a
                                                                Change in the
                                                        ----------------------------
                                                        Average Balance    Average Rate         Total
                                                        ---------------    ------------         -----
                                                            (Dollars in Thousands)
Interest Earned on:
  Loans                                                      $  933            $(614)           $ 319
   Investment securities                                        860             (141)             719
   Federal funds sold                                          (215)             (92)            (307)
                                                             ------            -----            -----
   Total interest income                                     $1,578            $(847)           $ 731
                                                             ------            -----            -----
Interest paid on:
   Savings, money market and interest
     bearing demand deposits                                 $  114            $ (87)           $  27
Certificates of deposit:
   Under $100,000                                               188              (57)             131
   Over   $100,000                                               56             (197)            (141)
Short term borrowings                                           347              (45)             302
Long term debt                                                 (123)               0             (123)
9.5% Cumulative Trust Preferred Securities                        0                0                0
                                                             ------            -----            -----
Total Interest expense                                       $  582            $(386)           $ 196
                                                             ------            -----            -----
Change in net interest income                                $  996            $(461)           $ 535
                                                             ------            -----            -----
Percent increase in net interest
   income over the prior period                                                                  8.21%
                                                                                                -----


Total tax equivalent interest income of $11,720,000 for the first three months of 1999 represents an increase of $731,000 or 6.7% over total tax equivalent interest income of $10,989,000 for the comparable 1998 period. This improvement is primarily due to an increase of $75,816,000 in the average balance of total interest earning assets for the first three months of 1999 as compared to the first three months of 1998. The average balance of total investment securities was $54,841,000 higher for the first three months of 1999 as compared to the first three months of 1998, while the average balance of total loans was $39,575,000 higher. These increases were offset by a decline of $18,600,000 in the average balance of federal funds sold. The increase in the average balance of interest earning assets contributed $1,578,000 to the increase in total tax equivalent interest income. This increase was partially offset by a decrease of $847,000 in total tax equivalent interest income due to a 47 basis point decrease in the average rate earned on interest earning assets as compared to the first three months of 1998.

Total interest expense of $4,670,000 for the first three months of 1999 was $196,000 or 4.4% higher than the comparable prior year period. An increase of $54,902,000 in average total interest bearing liabilities is the primary reason for this increase, resulting in an additional $582,000 of interest expense for the first three months of 1999 as compared to the first three months of 1998. This increase in interest expense was partially offset by a decrease of $386,000 in interest expense due to a 22 basis point decrease in the average rate paid on interest bearing liabilities as compared to the first three months of 1998.

Tax equivalent net interest income for the first three months of 1999 was $7,050,000, an increase of $535,000 or 8.2% from $6,515,000 for the comparable 1998 period, primarily due to the average balance of interest earning assets increasing more than the average balance of interest bearing liabilities. The net interest spread on a tax equivalent basis declined 25 basis points to 3.65% for the first three months of 1999, and the net interest margin, which is tax equivalent net interest income expressed as a percentage of average interest earning assets, declined 21 basis points to 4.44% for the first three months of 1999. This is attributable to the fact that rates earned on interest earning assets declined to a greater degree than rates paid on interest bearing liabilities, as well as to the greater use of relatively higher cost borrowings to fund the growth of interest earning assets.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

In determining the provision for possible loan losses, management considers historical loan loss experience, changes in composition and volume of the loan portfolio, the level and composition of non-performing loans, the adequacy of the allowance for possible loan losses, and prevailing economic conditions. The provision for possible loan losses was $120,000 for the first quarter of 1999 compared to $300,000 for the comparable 1998 period. The decreased provision for possible loan losses is primarily due to the improvement in the Company's asset quality as compared to the year-ago period. Actual net loan recoveries for the first three months of 1999 were $226,000 or 0.25% (annualized) of average total loans, as compared to net loan charge-offs of $600,000 or 0.74% (annualized) of average total loans for the comparable 1998 period.

NON-INTEREST INCOME AND NON-INTEREST EXPENSES
---------------------------------------------

Total non-interest income of $1,841,000 for the first quarter of 1999 was $18,000 or .97% lower than the comparable 1998 period. First quarter 1998 non-interest income included a gain of $90,000 from the sale of securities available-for -sale. No such income was derived during the first quarter of 1999. The decrease in gains from the sale of securities available-for sale was partially offset by an increase of $52,000 in other income primarily attributable to ATM non-customer convenience fees and a $20,000 increase in service charge income.

Total non-interest expense of $6,014,000 for the first three months of 1999 was $806,000 or 15.5% higher than the comparable 1998 period. Acquisition costs expensed by the Company in connection with its pending acquisition by Independence, increased occupancy expenses and furniture and equipment expenses were the significant factors contributing to the increase in non-interest expense.

Acquisition costs representing professional fees associated with the Independence acquisition totaled $245,000 for the first quarter of 1999 compared to $0 for the first quarter of 1998. These costs are reflected in the "Other expenses" category in the Statement of Income.

Occupancy expenses totaling $600,000 for the first quarter of 1999 were $107,000 higher than the comparable 1998 period, reflecting increased costs associated with the addition of four new branches.

Furniture and equipment expenses totaling $419,000 for the first quarter of 1999 were $99,000 higher than the comparable 1998 period, also reflecting increased costs associated with the addition of four new branches.



FINANCIAL CONDITION
-------------------

Loans

Total loans, net of deferred loan fees, were $366,069 at March 31, 1999 which represents an increase of $5,927,000 or 1.6% from the December 31, 1998 balance of $360,142,000. Increases of approximately $4,700,000 in commercial mortgages, $2,300,000 in equity credit loans, and $2,200,000 in residential mortgages were offset by a decrease of $3,200,000 in commercial loans. For the first three months of 1999, average loans of $362,314,000 represented 56.2% of total average interest earning assets, as compared to 56.8% of total average interest earning assets for the first three months of 1998.

Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the periods presented. Also presented are certain key ratios regarding the allowance.


                                                                  Three Months    Three Months
                                                                      Ended          Ended
                                                                 March 31, 1999  March 31, 1998
                                                                 --------------  --------------
                                                                     (Dollars In Thousands)
Balance, beginning of period                                         $  8,246        $  6,974
Provision charged to operations                                           120             300
Loans charged off                                                         (80)           (779)
Recoveries of charged-off loans                                           306             179
                                                                     --------        --------
Balance, end of period                                               $  8,592        $  6,674
                                                                     --------        --------

Average gross loans outstanding
 during period                                                       $362,314       $322,739
                                                                     --------        --------
Total gross loans at period end                                      $366,289        $323,389
                                                                     --------        --------
Net loans (recovered) charged-off                                    $   (226)       $    600
                                                                     --------        --------
Ratio of net loans (recovered) charged-off to average loans            (0.25)%           0.74%
 outstanding during period (annualized)                              --------        --------
Allowance for possible loan losses as
  a percentage of total gross loans                                      2.35%          2.06%
                                                                     --------        --------


The amount of allowance applicable to non-classified loans was $7,413,000 and $6,937,000 at March 31, 1999 and December 31, 1998, respectively.

Asset Quality

Non-performing assets consist of (i)non-performing loans, which include non-accrual loans and loans past due 90 days or more as to interest or principal payments but not placed on non-accrual status; (ii) loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and (iii) other real estate owned ("OREO"), net of reserves.

The following table reflects the components of non-performing assets at March 31, 1999 and December 31, 1998:


                                                                        March 31, 1999                          December 31, 1998
                                                                        --------------                          -----------------
                                                                                         (Dollars In Thousands)
Past due 90 days or more:
    Mortgage........................                                       $   822                                    $ 1,132
    Commercial......................                                           161                                        159
    Installment.....................                                            85                                         75
                                                                           -------                                    -------
    Total...........................                                       $ 1,068                                    $ 1,366
                                                                           -------                                    -------

Non-accrual loans:
    Mortgage........................                                       $ 1,049                                    $   697
    Commercial......................                                             9                                         11
    Installment.....................                                             2                                          8
                                                                           -------                                    -------
    Total...........................                                       $ 1,060                                    $   716
                                                                           -------                                    -------
Total non-performing loans..........                                       $ 2,128                                    $ 2,082
Restructured loans (excluding amounts classified as                          3,699                                      3,701
 non-performing loans)
Other real estate owned,                                                       293                                        293
  net of reserve....................                                       -------                                    -------

Total non-performing assets.                                               $ 6,120                                    $ 6,076
                                                                           -------                                    -------

Non-performing loans as a                                                     0.58%                                      0.58%
   percent of total gross loans.....                                       -------                                    -------

Non-performing loans as a                                                     0.31%                                      0.30%
   percent of total assets..........                                       -------                                    -------

Non-performing assets as a                                                    1.67%                                      1.69%
  percent of loans and other                                               -------                                    -------
  real estate owned.................

Allowance for possible loan                                                $ 8,592                                    $ 8,246
  losses............................                                       -------                                    -------

Allowance for possible loan                                                 403.76%                                    396.06%
  losses as a percent of                                                   -------                                    -------
  non-performing loans .............


In addition to the non-performing and restructured loans as of March 31, 1999 and December 31, 1998, the Company had classified an additional $3,351,000 and $3,425,000, respectively, as substandard loans. Substandard loans are classified according to the Company's internal loan classification system. A loan loss reserve has been allocated to such loans in accordance with the Company's policies.

At March 31, 1999, the recorded investment in loans that are considered to be impaired was $4,299,000 as compared to $4,526,000 at December 31, 1998. The related allowance for credit losses was 0 as of March 31, 1999 and December 31, 1998. The impaired loan portfolio is primarily collateral dependent. There was no change in the allowance for impaired loans. The average recorded investment in impaired loans during the first quarter of 1999 was approximately $4,413,000. For the first three months of 1999, the Company recognized cash basis interest income on these impaired loans of $57,600 compared to $55,200 for the first three months of 1998.

The level of non-performing loans and assets is heavily dependent upon local economic conditions. The March 31, 1999 total non-performing assets of $6,120,000 represents an increase of $44,000 or .07% over the total at December 31, 1998. There can be no assurance that the level of non-performing assets will not increase in the future.

Investment Securities and Federal Funds Sold

Federal funds sold of $8,135,000 at March 31, 1999, represent an increase of $8,135,000 from the balance at December 31, 1998. Average Federal Funds sold of $17,411,000 during the first three months of 1999 represented 2.7% of total average interest earning assets, as compared to 6.3% during the first three months of 1998.

Total average investment securities of $264,899,000 for the first three months of 1999 represent 41.1% of total average interest-earning assets, as compared to 36.9% for the comparable 1998 period.

Total investment securities, which include securities classified as held-to-maturity and available-for-sale, of $265,906,000 at March 31, 1999 represent an increase of $1,129,000 or .4% over the balance at December 31, 1998. During the first quarter of 1998, securities available-for-sale of $12,590,000 were sold and a net gain of $90,000 was realized as compared to no sales during the first quarter of 1999.

Deposits

The March 31, 1999 total deposit balance of $576,719,000 represents an increase of $1,655,000 or .3% over total deposits of $575,064,000 at December 31, 1998. Non-interest bearing demand deposits of $118,493,000 at March 31, 1999 represented an increase of $4,227,000 or 3.7% from the December 31, 1998 balance of $114,266,000. Time deposits of $100,000 or more were $6,440,000 or 6.8%
higher at March 31, 1999 than at December 31, 1998. This increase is primarily attributable to municipal deposits. Savings, money market and interest bearing demand deposits of $241,925,000 at March 31, 1999 represented a decrease of $11,048,000 or 4.6% from the December 31, 1998 balance of $252,973. This decrease is primarily attributable to the reduced account balance of a single municipal depositor.

Short Term Borrowings

Short-term borrowings represent Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase, which are used to supplement the Bank's deposit base as a source of funding. The FHLB advances have remaining maturities of less than one year, while securities sold under agreement to repurchase generally have terms ranging from one to ninety days.

The average balance of short-term borrowings was $36,565,000 for the first three months of 1999 as compared to $13,024,000 for the first three months of 1998, and the average cost of short-term borrowings was 5.40% for the first three months of 1999 as compared to 5.90% for the first three months of 1998. The increase in the average balance of short term borrowings is primarily attributable to additional FHLB advances which the Company added to its balance sheet in the fourth quarter of 1998.

During the first quarter of 1999 the actual balance of short term borrowings declined by $11,005,000, primarily due to the repayment of the FHLB advances.


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

Many different measurements of liquidity are used in the banking industry. The ratios of cash and cash equivalents (including federal funds sold) and short-term securities to total assets and net loans to total deposits are among some of the more commonly used indicators. These measurements are set forth below as of March 31, 1999 and December 31, 1998.




                                     March 31, 1999     December 31, 1998

Cash and cash equivalents
  and securities maturing in
  one year to total assets                 6.0%                8.1%
Net loans to total deposits               62.0%               61.2%


The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the first three months of 1999, cash and cash equivalents decreased by $16,151,000, primarily due to funding the growth in the loan and investment portfolios and the repayment of short term borrowings.

Net cash provided by operating activities was $1,776,000 for the first quarter of 1999, representing primarily the results of operations adjusted for depreciation, amortization and the provision for possible loan losses, as well as an increase in deferred tax benefits and accrued taxes, interest and other liabilities.

Net cash used in investing activities was $9,109,000 which was used primarily to fund growth in loans and the securities portfolio.

Net cash used in financing activities was $8,818,000, reflecting a decrease in short term debt and payment of dividends to shareholders partially offset by a net increase in deposits and issuance of common stock.

To assist in the management of its liquidity, the bank has available $31,000,000 in lines of credit for federal funds. However, none of these lines were in use at March 31, 1999.

Managing the Bank's liquidity position involves a significant degree of analytical estimation and other objective factors. Although customer demand for funds, in the form of loans or deposit withdrawals, is largely dependent on general economic factors outside of the Bank's control, management believes that its present liquidity structure is adequate to meet such needs.



Liquidity of Bancorporation

Bancorporation's ability to meet its cash requirements, including interest and dividend payments, is generally dependent upon the declaration and payment of dividends by the Bank to Bancorporation. Under Federal law, the approval of the Comptroller of the Currency is required for the payment of dividends in any calendar year by Broad National Bank to Broad National Bancorporation if the total of all dividends declared in any calendar year exceeds the net income for that year combined with the retained net income for the preceding two calendar years. As of December 31, 1998, retained earnings of the Bank of $12,695,000 were available for payment of dividends to the parent company without regulatory approval. Additionally, at March 31, 1999 Bancorporation had $2,440,000 of cash for the purpose of paying operating costs, interest and dividends. However, a change in circumstances, such as changes in regulatory requirements or in the Bank's financial condition, could result in the Bank's inability to pay dividends to Bancorporation or could result in Bancorporation being required by regulatory authorities to utilize its funds to increase the Bank's capital. In such event, Bancorporation may not have sufficient cash for operations or to make interest and dividend payments and may be required to seek other sources of capital and liquidity, if available.

Capital Adequacy

At March 31, 1999, the Company had total capital equal to 14.36% of risk-based assets which included tier one capital equal to 13.10% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At March 31, 1999, the Company had tier one capital equal to 8.36% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

At March 31, 1999, the Bank had total capital equal to 13.72% of risk-based assets, which included tier one capital equal to 12.46% of risk-based assets. These compare to minimum regulatory capital requirements of 8% and 4%, respectively. At March 31, 1999, the Company had tier one capital equal to 7.95% of adjusted total assets. This compares to a minimum regulatory capital requirement of 4% to 5%.

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


Renovation Phase

This phase includes code enhancements which are primarily the responsibility of the Company's third party data processing company. This third party processor is responsible during the renovation phase for assuring that any such code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes which impact the Company are completed in a timely and effective manner. The third party processor intends to achieve Year 2000 compliance through a combination of replacement and renovation. This phase has been completed.

Validation Phase

This phase includes independent transactional testing by the company to verify that the renovations and replacements made by its third party processor during the renovation phase are year 2000 compliant. The Bank commenced the validation phase in August, 1998, and completed its transactional testing by March 31, 1999. This phase also includes testing the software used to access the Company's wide area network and its third party processor' s applications. This testing has also been completed.



Costs of Remediation
--------------------

Since implementing its review of the Year 2000 issue, the Company's Year 2000 remediation costs have been approximately $118,000. Expected future costs relating to fixing Year 2000 issues, such as modifying and replacing hardware and software, are not expected to exceed $200,000.

Risks of Company's Year 2000 Issues
-----------------------------------

Management believes that its efforts to address its Year 2000 issues are adequate, and that year 2000 compliance will be achieved in accordance with the schedule outlined above. However, the Company is heavily dependent on its automated systems to process its customers' transactions in a timely and accurate manner. If the modifications and/or conversions required for Year 2000 compliance are not made, or are not completed timely, the Company could be rendered unable to process transactions for its customers, which, in turn, could have a materially adverse effect on the Company.

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

If it is determined that an application is incapable of providing services in the Year 2000, the Bank has a formal contingency plan which provides for conversion to an alternate processing software. This conversion would take place in the second quarter of 1999. The Company has evaluated its contingency plan software and management deemed it to be an acceptable replacement.

Based upon the results of testing completed as of March 31, 1999 the Company does not believe that it will have to implement its contingency plan.

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

At March 31, 1999 the Company had a one year cumulative negative gap of 28.9%, as compared to a one year cumulative negative gap of 24.6% at December 31, 1998. This negative one year gap position may, as noted above, have a negative impact on earnings in a rising interest rate environment.

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

There has been no material change in the Company's market risk exposures since December 31, 1998.



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


       (b)  Reports on Form 8-K

            On February 8, 1999, the Company filed a form 8-K Item 5 (date of earliest event - February 1, 1999), to announce that on February 1, 1999, the Company had entered into an Agreement and Plan of Merger (the "Merger Agreement") by and between Independence Community Bank Corp., a Delaware corporation ("ICBC") and the Company. The Merger Agreement provides, among other things, that the Company will be merged with and into ICBC, with ICBC being the surviving corporation. The Company and ICBC publicly announced the Merger in a press release dated February 1, 1999. Both the Merger Agreement and the press release were included by exhibit.

            The transaction is subject to the satisfaction of certain conditions precedent, including obtaining approval of the Company's shareholders as well as regulatory approval, and it is anticipated that the transaction would be consummated in the third quarter of 1999.

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



                         BROAD NATIONAL BANCORPORATION
                         -----------------------------
                                 (registrant)



Date: May 13, 1999                         /s/ Donald M. Karp
                                           --------------------
                                           Donald M. Karp
                                           Chairman and CEO






                                           /s/ James Boyle
                                           ------------------
                                           James Boyle
                                           Treasurer

                         BROAD NATIONAL BANCORPORATION
                      Computation of Net Income Per Share
                                  (Unaudited)


                                                                 THREE-MONTH PERIOD
                                                                   ENDED MARCH 31
                                                              1999              1998/1/
                                                              ----              -------
        BASIC:

Net Income available to common                              $1,650,309        $1,805,250
    Shareholders                                            ----------        ----------


Weighted average number of common                            4,961,915         4,943,309
 shares outstanding                                         ----------        ----------


Basic Earnings Per Common Share                             $     0.33        $     0.37
                                                            ==========        ==========


              DILUTED:

Net income available to common                              $1,650,309        $1,805,250
 shareholders                                               ----------        ----------
Weighted average number of common                            4,961,915         4,943,309
 shares outstanding
Effects of dilutive securities                                 199,541           221,342
   Stock options
   Contingently issuable shares                                 16,161                 0
                                                            ----------        ----------
Adjusted average number of common                            5,177,617         5,164,651
 shares outstanding                                         ----------        ----------


Diluted earnings per common share                           $     0.32        $     0.35
                                                            ==========        ==========





_______________________
        /1/ Restated to reflect the effect of the 5% stock dividend declared in December 1998.

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Broad National Bancorporation:

We have reviewed the accompanying consolidated condensed statement of condition of Broad National Bancorporation and subsidiaries (the Company) as of March 31, 1999, and the related consolidated condensed statements of income, and cash flows for the three-month periods ended March 31, 1999 and 1998. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of the Company as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 21, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.



/s/ KPMG LLP



Short Hills, New Jersey
May 13, 1999

______________________________